Form 10-Q
period 1995-09-30
WHITEFORD PARTNERS L P
filed 1995-11-13
CIK 819215

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995

                                  OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM _______________  TO _______________

                   Commission file number:  33-15962

                       WHITEFORD PARTNERS, L.P.
        (Exact name of registrant as specified in its charter)


             DELAWARE                              76-0222842
   (State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

            770 NORTH CENTER STREET, VERSAILLES, OHIO 45380
               (Address of principal executive offices)
                              (Zip Code)

                             513-526-5172
         (Registrant's telephone number, including area code)


         (Former name, former address and former fiscal year,
                      if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                     UNITS OUTSTANDING AT OCTOBER 31, 1995
--------------------------------------   -------------------------------------
LIMITED PARTNERSHIP CLASS A $10 UNITS                1,306,890

                 This document contains   11    pages
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       WHITEFORD PARTNERS, L.P.

                          INDEX TO FORM 10-Q
             NINE MONTHS ENDED SEPTEMBER 30, 1995 and 1994
-------------------------------------------------------------------------------


                                                                   Page Number

Part I.  FINANCIAL INFORMATION

    Item 1. Financial Statements


      Condensed Consolidated Balance Sheets as of September 30, 1995
        (Unaudited) and December 31, 1994 . . . . . . . . . . . . . . . . 3



      Condensed Consolidated Statements of Operations and
        Undistributed Income for the three and nine months
        ended September 30, 1995 and 1994 (Unaudited) . . . . . . . . . . 4



      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994 (Unaudited). . . . . . . 5


      Notes to Condensed Consolidated Financial
        Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . .6


    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . 7



PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .10

                                    2 of 11

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                       WHITEFORD PARTNERS, L.P.
-------------------------------------------------------------------------------

                                                        SEPT. 30      DEC. 31
                                                          1995          1994
                                                      -----------   -----------
                                ASSETS                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                           $   312,568   $   429,457
  Accounts receivable: Trade                            3,353,850     2,431,830
  Inventories                                           2,281,782     2,429,353
  Prepaid expenses and other assets                       713,262        79,625
                                                      -----------   -----------
    TOTAL CURRENT ASSETS                              $ 6,661,462   $ 5,370,265

PROPERTY AND EQUIPMENT - net of accumulated
 depreciation of $3,063,435 and $2,390,545
 in 1995 and 1994                                      13,127,382    10,753,700

OTHER ASSETS - net of amortization                      3,119,510     3,215,130
                                                      -----------   -----------
        TOTAL ASSETS                                  $22,908,354   $19,339,095
                                                      -----------   -----------
                                                      -----------   -----------

                   LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable                                    $ 3,422,347   $ 2,453,841
  Note payable                                          3,245,939     2,136,348
  Accrued expenses and other liabilities                  757,333       626,026
                                                      -----------   -----------
    TOTAL CURRENT LIABILITIES                         $ 7,425,619   $ 5,216,215

LONG-TERM DEBT                                          7,015,881     5,245,342

PARTNERS' CAPITAL:
  General Partner:
    Capital contributions                                 132,931       132,931
    Capital transfers to Limited Partners                (117,800)     (117,800)
    Interest in Partnership net income                      4,707         7,758
    Distributions                                         (32,943)      (31,897)
                                                      -----------   -----------
                                                      $   (13,105)  $    (9,008)
  Limited Partners:
    Capital Contributions - net of organization
     and offering costs of $2,010,082                  11,172,274    11,172,274
    Capital transfers from General Partner                116,554       116,554
    Interest in Partnership net income                    454,973       757,009
    Distributions                                      (3,263,842)   (3,159,291)
                                                      -----------   -----------
                                                      $ 8,479,959   $ 8,886,546
                                                      -----------   -----------
      TOTAL PARTNERS' CAPITAL                         $ 8,466,854   $ 8,877,538
                                                      -----------   -----------

        TOTAL LIABILITIES AND PARTNERS' CAPITAL       $22,908,354   $19,339,095
                                                      -----------   -----------
                                                      -----------   -----------

NOTE: The condensed balance sheet at December 31, 1994 has been taken from the audited financial statements at such date.


                                    3 of 11

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       WHITEFORD PARTNERS, L.P.
                              (UNAUDITED)
-------------------------------------------------------------------------------

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                               SEPTEMBER 30                    SEPTEMBER 30
                                       ----------------------------    ----------------------------
                                           1995            1994            1995            1994
                                       ------------    ------------    ------------    ------------
Revenues
  Sales of meat products                $16,024,425     $16,316,206     $43,576,009     $48,371,255
  Interest and other income                  39,997          68,829         108,409         188,970
                                       ------------    ------------    ------------    ------------
                                        $16,064,422     $16,385,035     $43,684,418     $48,560,225

Costs and Expenses
  Cost of meat products sold             14,745,965      15,215,241      41,136,548      45,548,137
  Selling and administrative expenses       517,699         574,748       1,521,481       1,503,566
  Depreciation and amortization             279,114         213,405         768,509         604,562
  Interest                                  226,489         103,192         562,967         284,729
                                       ------------    ------------    ------------    ------------
                                        $15,769,267     $16,106,586     $43,989,505     $47,940,994
                                       ------------    ------------    ------------    ------------

    NET INCOME (LOSS)                  $    295,155    $    278,449    $   (305,087)   $    619,231
                                       ------------    ------------    ------------    ------------
                                       ------------    ------------    ------------    ------------

Summary of net income allocated to
  General Partner                      $      2,951    $      2,784    $     (3,051)   $      6,192
  Limited Partners                          292,204         275,665        (302,036)        613,039
                                       ------------    ------------    ------------    ------------
                                       $    295,155    $    278,449    $   (305,087)   $    619,231
                                       ------------    ------------    ------------    ------------
                                       ------------    ------------    ------------    ------------

Net income per $10 unit of L.P.
 Capital                               $       0.23    $       0.21    $      (0.23)   $       0.47
                                       ------------    ------------    ------------    ------------
                                       ------------    ------------    ------------    ------------

Average units issued and outstanding      1,306,890       1,306,890       1,306,890       1,306,890
                                       ------------    ------------    ------------    ------------
                                       ------------    ------------    ------------    ------------


                                    4 of 11

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       WHITEFORD PARTNERS, L.P.
                              (UNAUDITED)
-------------------------------------------------------------------------------

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                       -----------------------------
                                                           1995              1994
                                                       ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               $   155,149      $ 2,528,066
                                                       ------------     ------------

CASH FLOW USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment (Net)              $(3,046,571)     $(2,138,663)
                                                       ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                   $(3,046,571)     $(2,138,663)
                                                       ------------     ------------

CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
  Proceeds from notes payable                           $15,638,619      $18,152,347
  Payments on notes payable                             (12,758,489)     (18,434,564)
  Distributions to Limited and General Partners
    including refunded reinvested distributions            (105,597)         (79,198)
                                                       ------------     ------------

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES       $  2,774,533     $   (361,415)
                                                       ------------     ------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS       $   (116,889)    $     27,988

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            429,457          119,008
                                                       ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   312,568      $   146,996
                                                       ------------     ------------
                                                       ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (excluding amount capitalized to fixed
     assets and inventory)                              $   562,967      $   284,729
                                                       ------------     ------------
                                                       ------------     ------------
    Income taxes                                        $        --      $        --
                                                       ------------     ------------
                                                       ------------     ------------



                                    5 of 11

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       WHITEFORD PARTNERS, L.P.
                          SEPTEMBER 30, 1995
                              (UNAUDITED)
-------------------------------------------------------------------------------
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

     Whiteford Partners, L.P., (the Partnership), formerly Granada Foods, L.P., was formed on June 30, 1987, as a Delaware limited partnership. Prior to May 4, 1992, the Partnership consisted of a General Partner, Granada Management Corporation, (Granada), and the Limited Partners. On May 4, 1992, Granada assigned its sole general partner interest in the Partnership to Gannon Group, Inc. and the Partnership was renamed Whiteford Partners, L.P.

     The operational objectives of the Partnership are to own and operate businesses engaged in the development, production, processing, marketing, distribution and sale of food and related products (Food Businesses) for the purpose of providing quarterly cash distributions to the partners while providing capital appreciation through the potential appreciation of the Partnership's Food Businesses. The Partnership expects to operate for twenty years, or for such shorter period as the General Partner may determine is in the best interest of the Partnership, or for such shorter period as determined by the majority of the Limited Partners.

     The Partnership Agreement provides that a maximum of 7,500,000 Class A, $10 partnership units can be issued to Limited Partners. Generally, Class A units have a preference as to cumulative quarterly cash distributions of $.25 per unit. The sharing of income and loss from the Partnership operations is 99% to the Class A and 1% to the General Partner. Amounts and frequency of distributions are determinable by the General Partner.

     On March 26, 1990, the Partnership, through Whiteford Foods Venture, L.P. (formerly Granada/Whiteford Foods Venture, L.P.), a joint venture with an affiliate of the then General Partner, acquired the business assets of Whiteford's Inc., a meat processing and distribution company. The cash purchase price of the assets was $8,275,000 with liabilities of $3,776,806 assumed. The excess of the purchase price over the estimated fair value of the net tangible assets acquired of approximately $3,825,000 was recorded as goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the financial statements include the operations of Whiteford's from the date of acquisition.

     The Partnership entered into a settlement agreement with certain participants in the Partnership's Distribution Reinvestment and Unit Acquisition Plan under which the Partnership repurchased 33,165 Class A Units for a total purchase price of $218,194 payable over a five year period. The first installment in the amount of $62,049 was paid in 1993 with four subsequent annual installments of $39,036.25.

     At September 30, 1995 and December 31, 1994 the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

     The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determinations.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

                                    6 of 11

     In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at September 30, 1995 and the condensed consolidated results of its operations for the nine months ending September 30, 1995 and 1994 and the condensed consolidated cash flows for the nine months ending September 30, 1995 and 1994. Operating results for the period ending September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1995.

NOTE B - INCOME TAXES

     The Partnership files an information tax return, the items of income and expense being allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis set forth below should be read in conjunction with the accompanying condensed consolidated financial statements.

Results of Operations
---------------------

Nine Months ended September 30, 1995 Compared to Nine Months ended
------------------------------------------------------------------
September 30, 1994
------------------

     Revenues for the nine months ended September 30, 1995 were $43,684,418 versus $48,560,225 for the comparable period in 1994, a decrease of 10.0%. During the 1995 period, 44,448,998 pounds of meat product were sold versus 43,278,171 pounds during the same period in 1994, an increase of 1,170,827 pounds or 2.7%. The increase is primarily attributable to the increased sales effort and production capabilities at the Versailles plant. Sales revenue did not increase commensurately due to declining commodity prices.

     Costs of meat products sold were $41,136,548 for the nine months ended September 30, 1995 as compared to $45,548,137 for the same period in 1994, a decrease of 9.7%. This decline is primarily attributable to declines in raw material prices during the 1995 period versus 1994.

     Gross margins on meat sales were 5.8% for the nine months ended September 30, 1995 and 6.2% for the same period in 1994. This decline in gross margin is primarily attributable to: i) declines in revenues and raw material costs associated with the general decline in meat prices during the 1995 period versus the 1994 period; and ii) the semi-variable nature of certain costs included in costs of meat products sold such as labor, packaging and utilities. The general decline in meat prices usually results in a decline in gross margin. The General Partner is unable to predict whether such trends will continue.

     Selling and administrative expenses were $1,521,481 for the nine months ended September 30, 1995 as compared to $1,503,566 for the same period in 1994, a 1.2% increase. Selling and Administration expenses represented 3.5% of sales for the nine months ended September 30, 1995 compared to 3.1% for the same period in 1994. The increase in selling and administrative expenses is primarily attributable to the increase in pounds sold.

     Depreciation and amortization were $768,509 for the nine month period ended September 30, 1995 as compared to $604,562 for the same period in 1994. This increase is attributed primarily to the expansion of the Versailles, Ohio facility and the equipment used therein.

                                    7 of 11

     Interest expense for the nine months ended September 30, 1995 was $562,967 versus $284,729 for the comparable period in 1994. This is the result of additional financing in 1995.

     The net loss was $305,087 in the 1995 period as compared to a net income of $619,231 for the same period in 1994. The net loss for the 1995 period was primarily attributable to two factors. First, the Partnership recently completed a renovation of the fixed plant including the construction of freezer space and the installation of new equipment. The construction and installation disrupted the normal operations of the plant resulting in an inefficient production process during the first six months of this period in 1995. Management estimates the loss due to the inefficiency amounted to $400,000. Second, the overall price for meat products has undergone a general decline during the first nine months of 1995 versus the same period in 1994. The General Partner is unable to predict whether this trend will continue. Such general declines in meat prices tend to lower gross margins from operations due to i) the semi-variable nature of costs which cannot be reduced on a percentage basis with declines in meat prices; and ii) the costs associated with general declines in the value of ending inventory versus the value of such inventory at the beginning of the period.

Three Months Ended September 30, 1995 Compared to Three Months Ended
--------------------------------------------------------------------
September 30, 1994
------------------

     Revenues for the three months ended September 30, 1995 were $16,064,422 versus $16,385,035 for the comparable period in 1994, a decrease of $320,613 or 2.0%. During the 1995 period 16,799,085 pounds of meat products were sold versus 15,280,653 pounds during the same period in 1994, an increase of 9.9%. This increase is primarily attributable to increased sales efforts and production capabilities at the Versailles plant. Sales revenue did not increase commensurately with the poundage increases due to generally lower commodity prices in the 1995 period versus 1994.

     Costs of meat products sold for the three months ended September 30, 1995 were $14,745,965 versus $15,215,241 for the same period in 1994, a decline of $469,276 or 3.1%. This decline in cost is attributable primarily to two factors: i) there has been a general decline in commodity prices in the 1995 period versus the same period in 1994; and ii) the Partnership installed certain equipment during the first six months of 1995 and such equipment tends to lower operating costs associated with beef products. Such equipment was not in operation during the 1994 period.

     Selling and administrative expenses for the three months ended September 30, 1995 were $517,699 versus $574,748 for the same period in 1994. The decline in administrative expenses is primarily attributable to the effeciency associated with the completion of the expansion project.

     Depreciation and amortization expenses for the three months ended September 30, 1995 was $279,114 versus $213,405 for the same period in 1994. Such increase in depreciation expenses is primarily attributable to depreciation associated with the freezer expansion completed during the first six months of 1995.

     Interest expense for the three months ended September 30, 1995 was $226,489 versus $103,192 for the same period in 1994. This increase in interest expense is primarily attributable to increased debt levels associated with the additional financing for the freezer expansion completed in 1995.

     Net income for the three months ended September 30, 1995 was $295,155 versus $278,449 for the same period in 1994. This increase is primarily attributable to the above factors as well as the overall increase in efficiency resulting from the expansion of freezer capabilities in 1995 as well as the installation of more efficient equipment.

                                    8 of 11

Liquidity and Capital Resources
-------------------------------

     At September 30, 1995, the Partnership had a net working capital position deficit of $(764,157) versus a working capital position of $154,050 at December 31, 1994. At September 30, 1995, the Partnership used $2,600,000 of its $2,600,000 line of credit with its lenders.

     Cash provided by operating activities was $155,149 in 1995 versus $2,528,066 in 1994.

     Cash used in investing activities was $3,046,571 in 1995 as compared to $2,138,663 in 1994. This increase is attributable to the ordinary and necessary equipment purchases and the costs associated with the freezer expansion.

     The Partnership provided $2,774,533 from financing activities during 1995 due to the increase in borrowing. For the comparable period in 1994, the Partnership used $361,415 in financing activities representing net repayment of debt outstanding.

     Whiteford's working capital and equipment requirements are primarily met by (a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $2,600,000 (with $2,600,000 outstanding at September 30, 1995),(the "Principal Revolver"); (b) a five year term credit facility with the same principal lender of $2,200,000,(the "Principal Term Loan"); (c) a fifteen year term credit facility with the same principal lender of $4,165,000,(the "Construction and Term Loan"); and (d) a five year term note of $500,000,(the "Term B Loan"); (e) a $700,000 term note,(the "New Term Loan") and (f) a credit facility with Greenaway Consultant, Inc. of $420,000,(The "GCI Loan"), with a balance of $262,500 as of September 30, 1995.

     The Principal Revolver bears an interest of prime plus 1.0%. The Principal Term Loan bears a fixed interest rate of 8.717%. The Construction and Term Loans bears a fixed interest rate of 8.90%. The Term B Loan bears a fixed interest rate of 9.42%. The Principal Revolver, the Principal Term Loan, the Construction and Term Loan require the Partnership to meet certain financial covenants and restrict the ability of the Partnership to make distributions to limited partners without the consent of the lender. The Principal Revolver, the Principal Term Loan, the Construction and Term Loan provided by the principal lender are secured by real property, equipment, inventory, receivables and intangibles of Whiteford's. The New Term Loan provides for a term of four months or greater at an interest rate on PNC Bank, Ohio, National Association's prime rate plus 1%. As a condition to the New Term Loan, the banks have required the personal guarantee of Albert D. Greenaway in the amount of $300,000. Mr. Greenaway has advised the Company that he is willing to provide such personal guarantee to assist the Company in obtaining the New Term Loan. The banks have further requested distributions to Limited Partners be suspended.

     The GCI Loan bears interest at a rate equal to 1-1/2% above the prime rate established from time to time by the Company's financial institution lender having the highest outstanding credit balance. The GCI Loan is secured by real property, equipment, inventory, receivables and intangibles and is subordinated to the Principal Revolver, the Principal Term Loan, the Construction and Term Loan.

     A lease agreement has been secured to provide two mechanical freeze tunnel systems that will replace four liquid nitrogen freeze tunnels. The installation of these units was completed in May of 1995 and require monthly lease payments of $12,000 through December 31, 1995, then beginning January 22, 1996, the monthly payment will become $31,119.

     The nature of the Partnership's business activities (primarily meat processing) are such that should annual inflation rates increase materially in the foreseeable future, the Partnership would experience increased costs for personnel and raw materials; however, it is believed that increased costs could substantially be passed on in the sales price of its products.

                                    9 of 11

PART II.  OTHER INFORMATION


Item 1. Legal Proceeding

        None

Item 2. Change in Securities

        None

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Materially Important Events

        None

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits - None
        b.  Reports on Form 8-K - None

                                   10 of 11

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WHITEFORD PARTNERS, L.P.


Date       November 13, 1995        By  /s/ Kevin T. Gannon
     --------------------------        ---------------------------
                                       Kevin T. Gannon, President
                                       Chief Executive Officer
                                       Gannon Group, Inc.
                                       its General Partner


                                    By   /s/ Kevin T. Gannon
                                       ----------------------------
                                       Kevin T. Gannon
                                       Chief Financial and Accounting Officer
                                       Gannon Group, Inc.
                                       its General Partner

                                    11 of 11