Form 10-K405
period 1995-12-31
WHITEFORD PARTNERS L P
filed 1996-04-01
CIK 819215

- -------------------------------------------------------------------------------

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________  to _______________

                        Commission file number:  33-15962

                             WHITEFORD PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                            76-0222842
    (State or other jurisdiction           (I.R.S. Employer Identification
of incorporation or organization)           No.)

770 NORTH CENTER STREET, VERSAILLES, OHIO                 45380
- ----------------------------------------  ------------------------------------
 (Address of principal executive offices)               (Zip Code)

                               1-800-225-6328
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                 ON WHICH REGISTERED
               -------------------                ---------------------

                      NONE                                NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                            LIMITED PARTNERSHIP UNITS
                           1,306,890 UNITS OUTSTANDING

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 31, 1996, 1,306,890 Class A units had been subscribed for and issued.

- ------------------------------------------------------------------------------

                                      INDEX


     ITEM
      NO.                   DESCRIPTION                                PAGE
_______________ _________________________________________________      ____
            PART I

      1.    Business                                                     3

      2.    Properties                                                   5

      3.    Legal Proceedings                                            6

      4.    Submission of Matters to a Vote of Security Holders          6


            PART II

      5.    Market for Registrant's Common Equity and Related
                Stockholder Matters                                      6

      6.    Selected Financial Data                                      7

      7.    Management's Discussion and Analysis of Results of
                Operations and Financial Condition                       8

      8.    Financial Statements and Supplementary Data                 10

      9.    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                     10


            PART III

     10.    Directors and Executive Officers of the Partnership         10

     11.    Executive Compensation                                      11

     12.    Security Ownership of Certain Beneficial Owners
                and Management                                          12

     13.    Certain Relationships and Related Transactions              12


            PART IV

     14.    Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                             12


                                     PART I



ITEM 1.   BUSINESS

A.     GENERAL DEVELOPMENT OF BUSINESS

       Whiteford Partners, L.P. (the "Partnership") (formerly Granada
Foods, L.P.) was formed on June 30, 1987, as a Delaware limited partnership. The Partnership consists of a General Partner which was formerly Granada Management Corp. and now Gannon Group, Inc., and Limited Partners. The offering period of the Partnership terminated on November 10, 1989, with $13,557,550 of Limited Partner gross subscriptions received in the form of Class A Units. Pursuant to the terms of the Prospectus, offering proceeds in the amount of $140,365 were returned to certain Ohio residents when the Partnership's business acquisition program was not substantially completed by December, 1989. The Partnership was organized principally to form, acquire, own and operate businesses engaged in the development, production, processing, marketing, distribution and sale of food and related products (the "Food Businesses").

       In the first quarter of 1990, the Partnership entered into a limited partnership, Whiteford Foods Venture, L.P. ("Whiteford's") which was formerly named Granada/Whiteford Foods Venture, L.P., with a wholly-owned subsidiary of the former General Partner, G/W Foods, Inc., for the purpose of acquiring the assets, certain liabilities and the operations of Whiteford's Inc., a further processor and distributor of beef products to major fast food restaurants and regional chains, which was located in Versailles, Ohio. The acquisition, which was made with Partnership funds, was closed March 26, 1990, with the Partnership's resultant equity interest in Whiteford's being in excess of 99%. On April 23, 1990, all outstanding and contingent items were resolved and completed, and the acquisition of the assets was funded on April 24, 1990.

       Effective July 1, 1990, the Partnership, acting through Whiteford's and North American Agrisystems, Inc. ("NAAS"), an affiliate of the former General Partner of the Partnership, ("Granada") entered into a Texas Joint venture named CMF. The principal activity of CMF was the operation of a beef and chicken further processing facility specializing in cooked products, which was owned by NAAS and located in Cincinnati, Ohio. Whiteford's contributed cash to permit CMF to place cash on deposit for facilities usage and provide working capital and capital expenditure funding for CMF. Whiteford's sharing ratio throughout the venture's operation was 50%. In September of 1991, Granada Management Corporation determined that the continued operation of CMF would no longer be in the best interest of the Partnership due to insufficient sales to cover operating costs. A wind down of the operation of CMF began in October 1991 and was completed in April 1992. Operations subsequent to September 30, 1991, were allocated to Whiteford's under the plan of CMF dissolution. Subsequent to September 30, 1991, Granada Management Corporation advised the Partnership that NAAS and its affiliates would be unable to contribute cash to fully satisfy NAAS's negative capital account in the CMF joint venture and other receivables. Effective October 1, 1991, NAAS assigned its economic interest in the CMF plant and equipment, subject to an existing first mortgage encumbrance of approximately $150,000, to the Partnership. On December 30, 1992, the partnership sold the CMF Plant and remaining equipment for $162,975. All net proceeds realizable from these sales were assigned to Whiteford's and the Partnership.

       On May 4, 1992, the outstanding shares of G/W Foods, Inc. were assigned by the former General Partner to Gannon Group, Inc., a corporation owned by Kevin T. Gannon, a Director and Vice President of G/W Foods, Inc.
At that time, Mr. Gannon was also a former Vice President of Granada Corporation and certain of its affiliates. Also on May 4, 1992, Granada Management Corporation assigned its sole general partnership interest in the Partnership to Gannon Group, Inc. The effect of these assignments is for Gannon Group, Inc. to have general partnership authority and responsibility with respect to the Partnership and, through G/W Foods, Inc., of Whiteford's.

       Subject to the availability of capital resources and/or financing, the Partnership Agreement permits the acquisition of additional Food Businesses that produce, process or distribute specialty food products including businesses that possess technology or special processes which could increase the productivity or processing capability of the Partnership's current Food Business or which enhance the marketability or resale value of the Partnership's Food Business products. At the present time, no acquisitions are contemplated.

B.     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

       The Partnership operates principally in the food processing and distribution business.

C.     DESCRIPTION OF BUSINESS

       The Partnership was organized to form, acquire, own and operate businesses engaged in the development, production, processing, marketing, distribution and sale of food and related products. The Partnership presently operates further processing and meat production operations at one location--Versailles, Ohio. Operations at a Cincinnati, Ohio facility were terminated in April 1992, and the plant was sold in December 1992.

VERSAILLES, OHIO PLANT OPERATION

       The Partnership is a further processor and distributor of meat products to major fast food restaurants and regional chains. It serves major metropolitan areas such as Chicago, Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Louisville and St. Louis. The Partnership's principal products are fresh frozen hamburger patties; precooked and uncooked ground beef, taco meat and roast beef; marinated beef entrees; and other items processed to customers' specifications. Major fast food chains served include Burger King, Rally's and Rax.

       The Partnership purchases products principally from major domestic packers and regional distributors. However, it also utilizes imported beef. The General Partner believes its sources of supply are adequate for the foreseeable future.

       For the years ended December 31, 1995, 1994 and 1993, Whiteford's processed and sold 59.8 million pounds of products ($57.6 million), 58.9 million pounds of products ($64.1 million) and 51.4 million pounds of products ($63.1 million) respectively, through its further processing and distribution operations.

CINCINNATI, OHIO PLANT OPERATION

       The Partnership's operations in Cincinnati, conducted through a joint venture in CMF from July 1, 1990, to April 30, 1992, conducted beef and chicken further processing operations in a 50,000-square foot facility under the name of Cincinnati Multifoods. In September 1991, the decision was made to wind down the CMF venture and sell this facility due to continuing significant operating losses caused by insufficient sales volumes to cover operating costs. The venture's operating activities were terminated in April 1992, with substantially all of the processing equipment relocated, to the Versailles, Ohio plant for utilization and the CMF land, building and unutilized equipment were placed on the market for sale. The CMF property was sold on December 30, 1992.

MARKETING AND SALES

       Whiteford's customers consist primarily of major national and regional fast food retail chains in addition to HRI (Hotel, Restaurant, Institutional) customers and food products distributors. Sales operations are conducted locally by sales representatives from the Versailles location and through unaffiliated food products distributors and food brokers.

       The following customers contributed more than 10% of Whiteford's revenues for the fiscal year ended December 31, 1995: Gordon Food Service, 20.09%; Prosource Distribution Service, 16.95%; I Supply, 12.70%; Sygma Network of Ohio, Inc., 12.50%; and Maines Paper and Food Service, 10.09%.

       Historically, a significant portion of Whiteford's business has been lodged with relatively few major national and regional accounts. Whiteford's believes that its relationships with its current significant customers are satisfactory. In the past, Whiteford's has been able to obtain additional orders for products from existing accounts or obtain orders for products from new accounts when a significant account diminishes or terminates its purchases with Whiteford's.

       All of Whiteford's sales are to customers in the United States and Canada.

REGULATORY MATTERS

       All of Whiteford's meat production operations are subject to ongoing inspection and regulation by the United States Department of Agriculture ("USDA"). Whiteford's plant and facilities are subject to periodic or continuous inspection, without advance notice, by USDA employees to ensure compliance with USDA standards of sanitation, product composition, packaging and labeling. All producers of meat and other food products must comply with substantially similar standards. Compliance with these standards is not expected to have a significant effect on Whiteford's competitive position.

       Whiteford's is subject to federal, state and local laws and regulations governing environmental protection, compliance with which has required capital and operating expenditures. The General Partner believes Whiteford's is in substantial compliance with such laws and regulations and does not anticipate making additional capital expenditures for such compliance in 1996. The General Partner is not aware of any violations of, or pending changes in such laws and regulations that are likely to result in material penalties or material increases in compliance costs. Changes in the requirements or mode of enforcement of certain of these laws and regulations, however, could impose additional costs upon Whiteford's which could materially and adversely affect its cost of doing business.

       Whiteford's is subject to various other federal, state and local regulations, none of which imposes material restrictions on its operations.

EMPLOYEES

       The Partnership's operations have been managed by its general partner, Gannon Group, Inc. since May 4, 1992, and Granada Management Corporation from inception to May 4, 1992. Directly, the Partnership has no employees. The Partnership has utilized the services of employees of the General Partner and the former General Partner as needed for certain administrative services. Through May 4, 1992, Granada and affiliates had substantially reduced the scope of their respective operations as a result of cash flow limitations which necessitated the sale of assets to retire secured and unsecured debt. Accordingly, the availability of Granada personnel to provide administrative services for the Partnership had been curtailed at December 31, 1991, and eliminated as of May 4, 1992.

       The Whiteford's operation at Versailles, Ohio employed 269 personnel at December 31, 1995. The General Partner believes there will be sufficient personnel available to adequately manage the Partnership's business affairs.

ITEM 2.      PROPERTIES

PROPERTIES UTILIZED BY THE PARTNERSHIP

       The Partnership's executive offices are those of the General Partner,
located at 770 North Center Street, Versailles, Ohio   45380.

       The following table sets forth Whiteford's operational facilities and approximate capacities as of December 31, 1995.



                                                                     ESTIMATED ANNUAL
                                                                    TONS OF PRODUCTION
                                                               --------------------------
                       GENERAL                                                    1995
LOCATION              CHARACTER           SIZE                  CAPACITY         ACTUAL
- ----------------  ---------------  -------------------------   ------------    ----------
Versailles, Ohio  Meat Processing  Two separate facilities       40,000          29,500
                  Plant            (1) 70,000 and (1) 33,000
                                   square feet on 20 acres
                                   of land, (8)
                                   hamburger/specialty
                                   lines, (2) grinding
                                   lines, (1) precooked
                                   line, (3) smoke houses,
                                   freezers, coolers, dry
                                   storage and office space.

All Whiteford's facilities are subject to a mortgage with two banks and subordinated mortgage with Greenaway Consultant, Inc.

ITEM 3.   LEGAL PROCEEDINGS

       There are no material pending or threatened legal proceedings involving the Partnership, known to either the Partnership or the General Partner.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of the Limited Partners of the Partnership during 1995.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

       There is no established public trading market for the Partnership's Limited Partnership Units.

       The following table sets forth the amounts and dates of distributions to holders of Limited Partnership Units in each of the two most recently completed years:

                                                Amount Per Limited
          Date              Aggregate Amount     Partnership Unit
          ----              ----------------    ------------------
       March 15, 1994      $  26,137.80             $  0.02
       June  15, 1994         26,137.80                0.02
       September 15, 1994     26,137.80                0.02
       December 15, 1994      52,275.60                0.04
       March 15, 1995         52,275.60                0.04
       June 15, 1995          52,275.60                0.04

       Certain of the Partnership's loans with its lender contain restrictive covenants. One of the covenants restricts the Partnership from declaring or paying any distributions to its partners without the prior written consent of the bank, except for amounts already classified as reinvested distributions in the balance sheet.

       The following table sets forth the approximate number of holders of record of the equity securities of the Partnership as of December 31, 1995:

                     Title of Class          Number of Record Holders
                     --------------          ------------------------
               Limited Partnership Units            1,567

ITEM 6.   SELECTED FINANCIAL DATA

       The selected financial data set forth below should be read in conjunction with the consolidated financial statements, the notes thereto and other financial information included elsewhere herein, including
"Management's Discussion and Analysis of Results of Operations and Financial Condition." The table following reflects the results of operations of acquired businesses for periods subsequent to their respective acquisition dates.

                                                                      YEAR ENDED DECEMBER 31
                                      ----------------------------------------------------------------------------------------
                                          1995                1994                1993              1992               1991
                                      ------------        ------------        ------------      ------------       -----------
STATEMENT OF OPERATIONS DATA:
Revenues:
     Sale of meat products            $ 57,667,240        $ 64,108,391        $ 63,182,785      $ 49,859,114       $43,298,510
     Interest and other                    159,531             236,930             156,012           125,016           151,058
                                      ------------        ------------        ------------      ------------       -----------
          Total revenues                57,826,771          64,345,321          63,338,797        49,984,130        43,449,568
                                      ------------        ------------        ------------      ------------       -----------

Cost of sales                           53,757,014          60,428,954          60,119,285        47,245,087        40,700,495
                                      ------------        ------------        ------------      ------------       -----------

Gross Profit
     Meat products                       3,910,226           3,679,437           3,063,500         2,614,027         2,598,015
     Other                                 159,531             236,930             156,012           125,016           151,058
                                      ------------        ------------        ------------      ------------       -----------
          Total gross profit             4,069,757           3,916,367           3,219,512         2,739,043         2,749,073
                                      ------------        ------------        ------------      ------------       -----------

Selling and admin expenses               2,197,506          1,963,623           1,622,827          1,572,973         1,749,778
Depreciation, amortization
     and interest                        1,851,707           1,121,232           1,072,817           918,410           615,422
                                      ------------        ------------        ------------      ------------       -----------
                                         4,049,213           3,084,855           2,695,644         2,491,383         2,365,200
                                      ------------        ------------        ------------      ------------       -----------

Income before joint
     venture operations                     20,544             831,512             523,868           247,660           383,873

Equity in operations and
     liquidation of unconsolidated
     joint venture                              --                  --                  --          (573,171)       (2,306,231)
                                      ------------        ------------        ------------      ------------       -----------
          Net Income (loss)           $     20,544        $    831,512        $    523,868      $   (325,511)      $(1,922,358)
                                      ------------        ------------        ------------      ------------       -----------
                                      ------------        ------------        ------------      ------------       -----------

Income (loss) per unit of
     Limited Partners' Capital        $       0.02        $       0.64        $       0.40      $      (0.24)      $     (1.43)
                                      ------------        ------------        ------------      ------------       -----------
                                      ------------        ------------        ------------      ------------       -----------

Weighted average units
     outstanding                         1,306,890           1,306,890           1,323,473         1,340,055         1,342,053
                                      ------------        ------------        ------------      ------------       -----------
                                      ------------        ------------        ------------      ------------       -----------

BALANCE SHEET DATA (DECEMBER 31):

     Working capital (deficit)        $   (525,037)       $    154,050        $    890,360      $    307,403       $(1,127,114)
     Total assets                     $ 22,280,444        $ 19,339,095        $ 15,970,758      $ 16,070,647       $13,322,989
     Long-term debt, less current
          maturities                  $  6,754,525        $  5,245,342        $  3,578,836      $  2,995,969       $   253,547
     Total partners' capital          $  8,792,485        $  8,877,538        $  8,178,022      $  7,898,758       $ 8,224,259

                                      7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          Management's discussion and analysis set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.

          The Partnership was organized as a Limited Partnership with a maximum operating life of twenty years ending 2007. The source of its capital has been from the sale of Class A, $10 Limited Partnership units in a public offering that terminated on November 10, 1989.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995, COMPARED TO YEAR ENDED DECEMBER 31, 1994

          Revenues for the year ended December 31, 1995 were $57,826,711 versus $64,345,321 for the year ended December 31, 1994, a decrease of 10.1%. During the 1995 period, 59,776,527 pounds of meat products were sold versus 58,941,688 pounds during the 1994 period, an increase of 834,839 pounds or 1.4%. The increase in pounds of meat products sold is primarily attributable to the increased sales effort and production capabilities at the Versailles plant. Sales revenues did not increase commensurately due to declining commodity prices during 1995. The average sales price per pound for 1995 was $.965 versus the average sales price per pound for 1994 of $1.088.

          Costs of meat products sold for the year ended December 31, 1995 were $53,757,014 versus $60,428,954 for the year ended December 31, 1994, a decrease of 11.0% During the 1995 period, 59,776,527 pounds of meat products were sold versus 58,941,688 pounds during the 1994 period, an increase of 1.4%. The average cost of meat products sold for 1995 was $.899 versus $1.025 in the 1994 period, a decrease of 12.2%. The decline in the cost per pound is primarily attributable to general commodity price declines. The General Partner expects general commodity prices to decline slightly during 1996.

          Gross margins on meat sales were 6.8% for the year ended December 31, 1995 and 5.7% for the 1994 period. This increase is gross margins is primarily attributable to: i) decline in revenues and raw material costs associated with the general decline in meat prices during the 1995 period versus the 1994 period; ii) the semi-variable nature of certain costs in the costs of meat products sold such as labor, packaging, and utilities and iii) the increased efficiencies associated with the recently renovated Versailles plant whereby lower labor and utilities costs are realized in the manufacture and warehousing of products.

          Selling and administrative expenses increased to $2,197,506 during the year ended December 31, 1995 versus $1,963,623 for the same period in 1994. Such increase is primarily attributable to inefficiencies associated with the freezer completion and the installation of new equipment during the first six months of 1995.

          Depreciation and amortization expense for the year ended December 31, 1995 was $1,052,213 versus $831,116 for the same period in 1994, an increase of 26.6%. Such increase is primarily due to the expansion of the freezer space at the Versailles plant. Such construction project was completed during 1995 and the property was put into service in March 1995.

          Interest expense for the year ended December 31, 1995 was $799,494 versus interest expense of $290,116 for the same period in 1994. This increase of $509,378 primarily relates to the increase in the average debt outstanding during 1995 due primarily to the $3.8 million expansion of the Versailles plant.

          The Partnership reported net income of $20,544 for the year ended December 31, 1995 versus $831,512 for the 1994 period. This decline in operating profit is primarily attributable to two factors. First, the Partnership completed a renovation of the fixed plant including the construction of freezer space and the installation of new equipment during 1995. The construction and installation disrupted the normal operations of the plant resulting in an inefficient production process during the first six months of 1995. Management estimates the loss due to their inefficiency amounted to $400,000. Second, the overall price of meat products underwent a general decline during the 1995 period versus the 1994 period. Such general declines in meat prices tend to lower net income from operation due to lower inventory valuations and lower margins.

YEAR ENDED DECEMBER 31, 1994, COMPARED TO YEAR ENDED DECEMBER 31, 1993

          Revenues for the year ended December 31, 1994 were $64,345,321 versus $63,338,797 for 1993, an increase of $1,006,524 or 1.6% over the revenues for the prior period. This increase was primarily attributable to the increased sales efforts and production capability at the Versailles, Ohio plant.

          Gross profit from the sale of meat products increased to $3,679,437 in 1994 from $3,063,500 in 1993, reflecting increased sales activity. Gross margins for 1994 were 5.7% versus 4.9% in 1993.

          Selling and administrative expenses increased to $1,963,623 in 1994 from $1,622,827 in 1993, a total increase of $340,796 or 21.0% over 1993 amounts. This increase was primarily attributable to increased poundage. Selling and administrative expenses represented 3.1% of sales in 1994 versus 2.6% of revenue during 1993.

          Depreciation and amortization increased to $831,116 in 1994 from $723,498 in 1993, a total increase of $107,618, due primarily to the expansion of the Versailles, Ohio facility and equipment used therein.

          Interest expense decreased to $290,116 in 1994 from $349,319 in 1993. The decrease was primarily attributable to capitalizing construction in 1994.

          The Partnership reported a net income of $831,512 for 1994 versus a net income of $523,868 for 1993.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1995, the Partnership had a negative working capital position of $525,037, versus a working capital of $154,050 at December 31, 1994. The decline in the working capital position is primarily attributable to the expansion of the Versailles facility as described below.

          Cash provided by operating activities was $849,003 for the year ended December 31, 1995 reflecting net income of $20,544, depreciation and amortization of $1,052,213, offset by net decreases in other net operating assets of $223,754. Cash provided by operating activities for the year ended December 31, 1994 was $2,473,105, with a net income of $831,512, depreciation of $831,116, offset by net increases in other net operating assets of $810,477.

          Cash used in investing activities was $3,155,430 for 1995 versus $3,932,535 for 1994. The decrease in cash used in investing activities is primarily attributable to investment in new equipment and the expansion of the freezer facility at the Versailles plant during 1995 as described below.

          The Limited Partnership Agreement provides for the General Partner to receive an annual administrative fee. The fee is equal to 2% (adjusted for changes in the Consumer Price Index after 1989) of net business investment (defined as $8.50 multiplied by Partnership units outstanding). However, such amounts payable to the General Partner are limited to 10% of aggregate distributions to all Partners from "Cash Available for Distributions." As defined in the Limited Partnership Agreement, that portion of the management fee in excess of such 10% limitation is suspended, and future payment is contingent.

          The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $10,455 in 1995, $13,069 in 1994, $2,614 in 1993, and $0.00 in 1992. Suspended fees during 1995, 1994, 1993 and 1992 respectively, are $290,000, $222,000, $229,000, and $228,000.

          Cash provided by financing activities for 1995 consisted of net increases in bank debt of $2,470,814 offset by distributions to limited and general partners of $105,597.

          Whiteford's working capital and equipment requirements are primarily met by (a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $2,600,000 (with $2,312,289 outstanding at December 31, 1995), (the "Principal Revolver"); (b) a five year term credit facility of $2,200,000 (the "Principal Term Loan"); (c) a five year credit facility of $4,165,000 (the "Principal Mortgage Loan"); (d) a two year credit facility of $700,000, (the "Second Term Loan"); (e) a five year credit facility of $500,000, (the "Third Term Loan") and (f) a credit facility with Greenaway Consultant, Inc. for $420,000, with $262,500 outstanding as of December 31, 1995 (the "GCI Loan"),(collectively, the "Loans").

          The Principal Revolver bears interest at prime plus 1/2%. The Principal Term Loan bears an interest rate of 8.717%. The Principal Mortgage Loan bears an interest rate of 9.89%. The Second Term Loan bears an interest rate of prime plus 1.25%. The Third Term Loan bears an interest rate of 9.42%. The Loans require the Partnership to meet certain financial covenants and restrict the ability of the Partnership to make distributions to Limited Partners without the consent of the principal lender. The Principal Revolver and the Principal Term Loan (together with the Principal Mortgage Loan provided by the principal lender) are secured by real property, fixed assets, equipment, inventory, receivables and intangibles of Whiteford's.

          The GCI Loan bears interest at a rate equal to 1-1/2% above the prime rate established from time to time by the Company's financial institution lender having the highest outstanding credit balance. The GCI Loan is secured by real property, fixed assets, equipment, inventory and intangibles and is subordinated to the Principal Revolver, the Principal Term Loan, and the Principal Mortgage Loan.

          The Partnership's 1996 capital budget calls for the expenditure of approximately $900,000 for building, plant, and equipment modifications and additions. The General Partner believes Whiteford's is in compliance with environmental protection laws and regulations, and does not anticipate making additional capital expenditures for such compliance in 1996. Such amounts are expected to be funded by internally generated cash flow. A lease agreement has been secured to provide funding for two mechanical freeze tunnel systems that will replace four liquid nitrogen freeze tunnels. The installation of these units was completed in the third quarter of 1995 and require monthly lease payments of $31,119. The General Partner believes that the above credit facilities along with cash flow from operations will be sufficient to meet the Partnerships' working capital and credit requirements for 1996.

          The nature of the Partnership's business activities (primarily meat processing) are such that should annual inflation rates increase materially in the foreseeable future, the Partnership would experience increased costs for personnel and raw materials; however, it is believed that increased costs could substantially be passed on in the sales prices of its products.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and supplementary data of the Partnership are included in this report after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

MANAGEMENT

          The Partnership has no officers or directors. The affairs of the Partnership are managed by the Gannon Group, Inc., the General Partner. The directors, executive officers and key employees of the General Partner as of December 31, 1995, are as follows:

          KEVIN T. GANNON, age 39, sole director, President and sole stockholder of Gannon Group, Inc.

          Mr. Gannon is a Managing Director of Robert A. Stanger & Co., Inc., a New Jersey based investment banking, investment research and consulting firm. Mr. Gannon was formerly a Vice President - Corporate Development of Granada Corporation and Director and Vice President of Granada BioSciences, Inc. and Granada Foods Corporation, former affiliate of the Partnership.
From August 1983 to April 1988, Mr. Gannon was employed by Robert A. Stanger & Co. Ltd. Mr. Gannon is a Certified Public Accountant.

          No director or officer of the General Partner was, during the last five (5) years, the subject (directly, or indirectly as a general partner of a partnership or as an executive officer of a corporation) of a bankruptcy or insolvency petition, of any criminal proceeding (excluding traffic violations and other minor offenses), or restrictive orders, judgments or decrees enjoining him from or otherwise limiting him from acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity, engaging in any business activity, or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, or was the subject of any existing order of a federal or state authority barring or suspending for more than sixty (60) days the right of such person to be engaged in such activity.

ITEM 11.  EXECUTIVE COMPENSATION

CURRENT YEAR REMUNERATION

          The Partnership has no officers or directors. Accordingly, no direct remuneration was paid to officers and directors of the Partnership for the year ended December 31, 1995. Remuneration to the General Partner is pursuant to Articles VI of the LIMITED PARTNERSHIP AGREEMENT (filed as Exhibit A to the Prospectus included in the Partnership's Registration Statement on Form S-1 [File No. 2-98273]) and incorporated herein by reference.

          Pursuant to Section 6.4(c) of the Limited Partnership Agreement, the General Partner is entitled to receive a management fee of approximately $300,000 for the calendar year 1995. However, Section 6.4(c)(v) limits all amounts payable to the General Partner pursuant to Section 6.4(c) to an amount which does not exceed 10% of aggregate distributions to Partners from "Cash Available for Distributions". Under the Limited Partnership Agreement, Cash Available for Distributions is comprised of cash funds from operations (after all expenses, debt repayments, capital improvements and replacements, but before depreciation) less amounts set aside for restoration or reserves. That portion of the management fee in excess of such 10% limitation is suspended, and future payment is delayed until such payment may be made without exceeding such limit.

          On dissolution of the Partnership, Section 15.3(a)(ii) of the Limited Partnership Agreement generally provides for the payment of creditors, and then pro rata payment to record holders for loans or other amounts owed to them by the Partnership, including without limitation any amounts owed to the General Partner pursuant to Section 6.4. Any amounts payable to the General Partner under Section 15.3(a)(ii) will be dependent upon the funds available for distribution on the dissolution of the Partnership.

          Section 6.4(e) of the Limited Partnership Agreement also provides the General Partner a subordinated special allocation equal to 15% of any gain on the sale of partnership assets or food businesses. Among other things, this special allocation is subordinated to payments to the limited partners for certain distributions. Any payment pursuant to Section 6.4(e) will be dependent upon the ultimate sale price of such partnership assets or food businesses.

          During calendar year 1995 and 1994, the Partnership made aggregate distributions to Partners from Cash Available for Distribution in the amounts of $104,551 and $130,689. As a result in 1995, the Partnership paid the General Partner 10% of such amount or $10,455, and suspended payment of approximately $290,000 of such management fee. The cumulative amount of annual management fees that have been suspended is $969,000. Suspended fees during 1995, 1994, 1993, and 1992, respectively, are $290,000, $222,000,
$229,000, and $228,000. In addition, the General Partner received a pro rata distribution of partnership Cash Available for Distribution in the amount of $1,046.

OTHER COMPENSATION ARRANGEMENTS

          There is no plan provided for or contributed to by the Partnership or the General Partner which provides annuity, pension or retirement benefits for the General Partner or the officers and directors of the General Partner. There is no existing plan provided for or contributed to by the General Partner which provides annuity, pension or benefits for its officers or directors. There are no arrangements for remuneration covering services as a director between the Partnership and any director of the General Partner. No options to purchase any securities of the General Partner were granted or exercised during its fiscal year ended December 31, 1995. No options were held to purchase securities of the Partnership as of December 31, 1995, and as of the date hereof.

          After the Partnership acquired the assets of Whiteford's, Inc., Whiteford's entered into a Services Agreement with Greenaway Consultant, Inc. ("GCI") under which GCI managed Whiteford's. GCI is owned by one of Whiteford's, Inc.'s former principal shareholders.

          Subsequent to the Services Agreement, Whiteford's determined that it was desirable to lessen the cash flow burden resulting from the Installment Loan and the tax payment obligation. Whiteford's determined it was in a position to refinance $250,000 of the Installment Loan on a more favorable amortization basis and at a more favorable interest rate. As a result, Whiteford's consulted with GCI about GCI's willingness to accept a partial payment of the Installment Loan, extend the payments under the Installment Loan and to accept a right to receive payments in the future in lieu of being awarded part of the limited partnership units. As a result, Whiteford's and GCI entered into a "1993 Services Agreement" which (i) rescinds the original Services Agreement and the Letter Agreement, (ii) reaffirms the covenant not to compete for GCI and its shareholder, (iii) provides for the remaining principal balance of the Installment Loan ($420,000) to be payable over a four year period with quarterly principal payments of $26,250 plus interest, (the first quarterly payment beginning March 31, 1994), restricts GCI's equity interest in the limited partnership units to 1.00% (all of which has been delivered to GCI effective January 1, 1994), (v) provides for Whiteford's payment to GCI of approximately $250,000 per year for its management services, and $500,000 upon a change of control or the sale of substantially all Whiteford's assets.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SECURITY HOLDERS

          The General Partner owns the entire general partnership interest, which interest controls the Partnership. The General Partner does not beneficially own, either directly or indirectly, any equity security in the Partnership, other than the general partner interest.

CONTRACTUAL ARRANGEMENTS AFFECTING CONTROL

          On May 4, 1992, the outstanding shares of G/W Foods, Inc. were assigned by Granada Management Corporation to Gannon Group, Inc., a corporation owned by Kevin T. Gannon, a Director and Vice President of G/W Foods, Inc. and also a former Vice President of Granada Corporation and certain of its affiliates. Also on May 4, 1992, Granada Management Corporation assigned its sole general partnership interest in the Partnership to Gannon Group, Inc. The effect of these assignments is for Gannon Group, Inc. to have general partnership authority and responsibility with respect to the Partnership and, through G/W Foods, Inc., of Whiteford's.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          None.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  Whiteford Partners L.P.
                                            -----------------------------------
                                                       (Registrant)
                                                  By Gannon Group, Inc.
                                                    Its General Partner


Date:   March 29, 1996                              /s/ Kevin T. Gannon
      -----------------------------         -----------------------------------
                                                 Chief Executive Officer
                                                       and President


     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURES                        TITLE                    DATE
- --------------------------   -------------------------------  ----------------


     /s/ Kevin T. Gannon     Chief Executive Officer,          March 29, 1996
- --------------------------   President, Chairman of the Board
      Kevin T. Gannon        and Sole Director (Principal
                             Executive Officer), Chief
                             Financial Officer, and Chief
                             Accounting Officer

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1995

                            WHITEFORD PARTNERS, L.P.

FORM 10-K -- ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)

          The following financial statements and financial statement schedules of the Partnership are included as part of this report at Item 8:

(a) 1. Financial Statements


          CONSOLIDATED BALANCE SHEETS - December 31, 1995, and 1994.

          CONSOLIDATED STATEMENTS OF OPERATIONS - for the years ended December 31, 1995, 1994, and 1993.

          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - for the years ended December 31, 1995, 1994, and 1993.

          CONSOLIDATED STATEMENTS OF CASH FLOWS - for the years ended December 31, 1995, 1994, and 1993.

          Notes to Consolidated Financial Statements

          Independent Auditors' Report


(a) 2. See Index to Exhibits immediately following the financial statement schedules.

                            WHITEFORD PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                         ---------------------------
ASSETS                                                       1995           1994
                                                         ------------   ------------
CURRENT ASSETS:
     Cash and cash equivalents                           $    488,247    $   429,457
     Accounts receivable - trade                            2,545,169      2,431,830
     Inventories                                            2,419,466      2,429,353
     Prepaid expenses                                         755,515         79,625
                                                         ------------   ------------
               TOTAL CURRENT ASSETS                         6,208,397      5,370,265

PROPERTY AND EQUIPMENT:
     Land and improvements                                     86,700         86,700
     Buildings                                              7,029,646      2,789,210
     Building under construction                                   --      2,042,924
     Machinery and equipment                                9,183,329      8,225,412
     Accumulated depreciation                              (3,315,265)    (2,390,546)
                                                         ------------   ------------

               TOTAL PROPERTY AND EQUIPMENT                12,984,410     10,753,700

OTHER ASSETS - NET OF AMORTIZATION                          3,087,637      3,215,130
                                                         ------------   ------------

                    TOTAL ASSETS                         $ 22,280,444   $ 19,339,095
                                                         ------------   ------------
                                                         ------------   ------------

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
     Accounts payable - trade                            $  2,700,444   $  2,453,841
     Notes payable and current maturities on long-term
      debt                                                  3,097,979      2,136,348
     Accrued expenses and other liabilities                   935,011        626,026
                                                         ------------   ------------

               TOTAL CURRENT LIABILITIES                    6,733,434      5,216,215

LONG-TERM DEBT                                              6,754,525      5,245,342

PARTNERS' CAPITAL:
     General Partner:
          Capital contributions                               132,931        132,931
          Capital transfers to Limited Partners              (117,800)      (117,800)
          Interest in Partnership net income                    7,963          7,758
          Distributions                                       (32,943)       (31,897)
                                                         ------------   ------------
                                                               (9,849)        (9,008)
     Class A Limited Partners:  Capital contributions,
      net of organization and offering costs
      of $2,010,082                                        11,172,274     11,172,274
          Capital transfers from the General Partner          116,554        116,554
          Interest in Partnership net income                  777,348        757,009
          Distributions                                    (3,263,842)    (3,159,291)
                                                         ------------   ------------
                                                            8,802,334      8,886,546
                                                         ------------   ------------
               TOTAL PARTNERS' CAPITAL                      8,792,485      8,877,538
                                                         ------------   ------------
                    TOTAL LIABILITIES & PARTNERS'
                     CAPITAL                             $ 22,280,444   $ 19,339,095
                                                         ------------   ------------
                                                         ------------   ------------

                        See notes to consolidated financial statements.

                             WHITEFORD PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended December 31
                                                --------------------------------------
                                                    1995        1994         1993
                                                -----------   -----------   ----------
REVENUES
         Sales of meat products                 $57,667,240   $64,108,391   63,182,785
         Interest and other                         159,531       236,930      156,012
                                                -----------   -----------   ----------
                                                 57,826,771    64,345,321   63,338,797

COST AND EXPENSES
         Cost of meat products sold              53,757,014    60,428,954   60,119,285
         Selling and administrative               2,187,051     1,950,554    1,620,213
         Administrative fee -- General Partner       10,455        13,069        2,614
         Depreciation and amortization            1,052,213       831,116      723,498
         Interest                                   799,494       290,116      349,319
                                                -----------   -----------   ----------
                                                 57,806,227    63,513,809   62,814,929

            NET INCOME                          $    20,544   $   831,512  $   523,868
                                                -----------   -----------   ----------
                                                -----------   -----------   ----------
Summary of net income allocated to:
         General Partner                        $       205   $     8,315  $     5,239
         Class A Limited Partners                    20,339       823,197      518,629
                                                -----------   -----------   ----------
                                                $    20,544   $   831,512  $   523,868
                                                -----------   -----------   ----------
                                                -----------   -----------   ----------
Net income per unit of Limited Partner Capital  $      0.02   $      0.64  $      0.40
                                                -----------   -----------   ----------
                                                -----------   -----------   ----------
Weighted average units issued and outstanding     1,306,890     1,306,890    1,323,473
                                                -----------   -----------   ----------
                                                -----------   -----------   ----------

                   See notes to consolidated financial statements.

                            WHITEFORD PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                          GENERAL PARTNER
                               ----------------------------------------
                                          CAPITAL
                               CAPITAL   TRANSFERS   INTEREST
                               CONTRI-   TO LIMITED   IN NET    DISTRI-
                               BUTION     PARTNERS    INCOME    BUTIONS
                               --------  ---------   --------  --------
Balances, December 31, 1992    $132,931  $(117,800)  $(5,796)  $(30,328)

Repurchase of Units
Net Income                                             5,239
Distributions                                                      (262)
                               --------  ---------   --------  --------
Balances, December 31, 1993     132,931   (117,800)     (557)   (30,590)

Net Income                                             8,315
Distributions                                                    (1,307)
                               --------  ---------   --------  --------
Balances, December 31, 1994     132,931   (117,800)    7,758    (31,897)

Net Income                                               205
Distributions                                                    (1,046)
                               --------  ---------   --------  --------

Balances, December 31, 1995    $132,931  $(117,800)  $ 7,963   $(32,943)
                               --------  ---------   --------  --------
                               --------  ---------   --------  --------


                                                LIMITED PARTNERS
                               -------------------------------------------------
                               CAPITAL CONTRIBUTIONS
                               ---------------------
                                                       INTEREST
                                 FROM        FROM       IN NET
                                LIMITED     GENERAL     INCOME        DISTRI-
                                PARTNERS    PARTNER     (LOSS)        BUTIONS
                               -----------  ---------   ---------    -----------
Balances, December 31, 1992    $11,390,468   $116,554   $(584,817)   $(3,002,464)

Repurchase of Units               (218,194)
Net Income                                                518,629
Distributions                                                            (26,138)
                               -----------  ---------   ---------    -----------
Balances, December 31, 1993     11,172,274    116,554     (66,188)    (3,028,602)

Net Income                                                823,197
Distributions                                                           (130,689)
                               -----------  ---------   ---------    -----------
Balances, December 31, 1994     11,172,274    116,554     757,009     (3,159,291)

Net Income                                                 20,339
Distributions                                                           (104,551)
                               -----------  ---------   ---------    -----------
Balances, December 31, 1995    $11,172,274  $ 116,554   $ 777,348    $(3,263,842)
                               -----------  ---------   ---------    -----------
                               -----------  ---------   ---------    -----------

$.10 and .10 weighted average outstanding units of Limited Capital in 1995 and 1994 respectively.

                    See notes to consolidated financial statements.
                                      F-3

                                 WHITEFORD PARTNERS, L.P.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                               -------------------------------------
                                                                  1995          1994         1993
                                                              -----------  -----------  -----------
OPERATING ACTIVITIES:
      Net income                                               $    20,544  $   831,512  $   523,868
      Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                            1,052,213      831,116      723,498
        (Gain) Loss on sale of fixed assets                            ---         (914)       1,826
        Increase (decrease) operating assets and liabilities:
         Accounts receivable                                      (113,339)     601,736      224,918
         Inventories                                                 9,887     (548,347)     220,707
         Prepaid expenses                                         (675,890)      (8,943)     (26,543)
         Accounts payable                                          246,603      497,701   (1,241,209)
         Accrued expenses and other liabilities                    308,985      269,244       29,504
                                                               -----------  -----------  -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          849,003    2,473,105      456,569

INVESTING ACTIVITIES:
      Purchase of property and equipment                        (3,155,430)  (3,937,035)  (1,014,726)
      Proceeds from disposal of property and equipment                 ---        4,500       10,217
                                                               -----------  -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES                           (3,155,430)  (3,932,535)  (1,004,509)

FINANCING ACTIVITIES:
      Proceeds from notes payable and long-term debt            19,484,383   26,074,600   22,740,150
      Payments on notes payable                                (17,013,569) (24,172,725) (21,678,228)
      Distributions to Limited and General Partners               (105,597)    (131,996)     (26,400)
      Repayment of reinvested distributions                            ---          ---     (229,378)
      Repurchase of Units                                              ---          ---     (218,194)
                                                               -----------  -----------  -----------
NET CASH PROVIDED BY
      FINANCING ACTIVITIES                                       2,365,217    1,769,879      587,950
                                                               -----------  -----------  -----------
INCREASE IN CASH AND CASH
        EQUIVALENTS                                                 58,790      310,449       40,010
CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                          429,457      119,008       78,998
                                                               -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $488,247     $429,457     $119,008
                                                               -----------  -----------  -----------
                                                               -----------  -----------  -----------

                    See notes to consolidated financial statements.

WHITEFORD PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995

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

       The operational objectives of the Partnership are to own and operate businesses engaged in the development, production, processing, marketing, distribution and sale of food and related products (Food Businesses) for the purpose of providing quarterly cash distributions to the partners while providing capital appreciation through the potential appreciation of the Partnership's Food Businesses. The Partnership expects to operate for twenty years from inception, or for such shorter period as the General Partner may determine is in the best interest of the Partnership, or for such shorter period as determined by the majority of the Limited Partners.

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

       On March 26, 1990, the Partnership, through Whiteford Foods Venture, (Whiteford's) L.P. (formerly Granada/Whiteford Foods Venture, L.P.), a joint venture with an affiliate of the then General Partner, acquired the business assets of Whiteford's Inc., a meat processing and distribution company. The Partnership's interest in the operations and equity of Whiteford's is greater than 99.9%. The cash purchase price of the assets was $8,275,000 with liabilities of $3,776,806 assumed. The excess of the purchase price over the estimated fair value of the net tangible assets acquired of approximately $3,825,000 was recorded as goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the financial statements include the operations of Whiteford's from the date of acquisition.

       In 1993, the Partnership entered into a settlement agreement with certain participants in the Partnership's Distribution Reinvestment and Unit Acquisition Plan under which the Partnership repurchased 33,165 class A Units for a total purchase price of $218,194 payable over a five year period. The first installment in the amount of $62,049 was paid in 1993 with four subsequent annual installments of $39,036.25.

       At December 31, 1995 and at December 31, 1994, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the Partnership and Whiteford's, from the date of acquisition (March 26, 1990). Significant intercompany account balances and transactions have been eliminated in consolidation.

        INVENTORIES. Inventories of meat, meat products and packaging supplies are stated at the lower of first-in, first-out (FIFO) cost or market. The major components of inventories are as follows at December 31:

                                               1994         1995
                                               ----         ----
           Finished products                $  920,800    $  675,653
           Raw materials                       621,548       940,050
           Packaging supplies and other        877,118       813,650
                                            ----------    ----------
                                            $2,419,466    $2,429,353
                                            ----------    ----------
                                            ----------    ----------


       PROPERTY AND EQUIPMENT. Property and equipment is stated at cost. Depreciation, computed using the straight-line method on the basis of the estimated useful lives of the depreciable assets, was $924,719, $703,623 and $596,004 in years 1995, 1994 and 1993, respectively. The costs of ordinary repairs and maintenance are charged to expense, while betterment and major replacements are capitalized.

          OTHER ASSETS. Goodwill associated with the acquisition of Whiteford's Inc. is being amortized on a straight-line basis over a thirty-year period. Accumulated amortization at December 31, 1995, 1994, and 1993, was $718,476, $597,606 and $476,737, respectively.

     DISTRIBUTIONS. The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determination. Distributions of $104,551 and $130,869 to Limited Partners were recorded in 1995 and 1994 respectively.

     INCOME TAXES. The Partnership files an information tax return. The items of income and expense are allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership. At
December 31, 1995, the book basis of assets exceeds the tax basis of such assets by approximately $2,692,000 primarily due to the use of accelerated depreciation methods utilized for tax reporting purposes.

     CASH, CASH EQUIVALENTS AND CASH FLOWS. For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Total interest paid was $747,959, $394,766 and $325,725 for 1995, 1994 and 1993,
respectively.

     NET INCOME PER UNIT OF LIMITED PARTNERS CAPITAL. The net income per unit of limited partners capital is calculated by dividing the net income allocated to limited partners by the weighted average units outstanding.

     USE OF ESTIMATES. The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those results.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and. based on current circumstances, does not believe the effect of adoption will be material.

NOTE C - RELATED PARTY TRANSACTIONS

     The Limited Partnership Agreement provides for the General Partner to receive an annual administrative fee. The fee is equal to 2% (adjusted for changes in the consumer price index after 1989) of net business investment (defined as $8.50 multiplied by Partnership units outstanding). However, such amounts payable to the General Partner are limited to 10% of aggregate distributions to all Partners from "Cash Available for Distributions". As defined in the Limited Partnership Agreement, that portion of the management fee in excess of such 10% limitation is suspended, and future payment is contingent.

     The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $10,455 in 1995, $13,069 in 1994 and $2,614 in 1993.
Suspended fees during 1995, 1994 and 1993 respectively are $290,000, $222,000 and $229,000. The Partnership also has a service agreement with Greenaway Consultant, Inc. (GCI), which provides for the former principal owner of Whiteford's to provide consulting services to the Partnership. The agreement is for approximately five years expiring December 31, 1997, and provides minimum consulting fees of approximately $250,000 per annum. During 1995, 1994 and 1993 the minimum was paid. In addition, GCI will receive limited partnership units ultimately representing 1.0%, (all of which was received as of December 31, 1994) of all outstanding limited partnership units of Whiteford's. GCI will receive payment of $500,000 upon a change of control or sale of substantially all of the assets of the Partnership.

NOTE D - LONG TERM DEBT

The following schedule summarizes long-term debt at December 31:


                                                       1995                1994
                                                       ----                ----
Notes payable to bank due March, 2000
     interest at 9.89% at December 31, 1995        $4,046,215           $1,145,500

Notes payable to bank due July, 1999,
     interest at 8.717% at December 31, 1995        1,853,018            2,103,992

Revolving credit agreement with a bank, due
     May 1996, interest at prime 1/2% at
     December 31, 1995                              2,312,289            1,617,834

Note payable to Greenaway Consultant, Inc.,
     due December 31, 1997, interest at prime
     plus 1.5% at December 31, 1995                   262,500              315,000

Construction note payable to bank, due March 2000,
     interest at prime plus 3/4% at December 31,
     1994 - Refinanced in 1995                                           2,042,924

Note payable to bank due April, 1998,
     interest at prime plus 1.25% at
     December 31, 1995                                700,000

Note payable to bank due May, 2000
     interest at 9.42% at December 31, 1995           454,732

Other                                                 223,750            156,440
                                                   ----------          ---------
                                                   $9,852,504         $7,381,690
Less portion classified as current                  3,097,979          2,136,348
                                                   ----------         ----------
                                                   $6,754,525         $5,245,342
                                                   ----------         ----------
                                                   ----------         ----------

     The Note payable to Greenaway Consultant, Inc. represents amounts due to a consulting company owned by a former owner of Whiteford's Inc., (see Note C). This debt is subordinated to the bank notes.

     The notes payable and the revolving credit agreement with the bank contain restrictive covenants. The covenants restrict the Partnership from declaring or paying any distributions to its partners without the prior written consent of the bank, except for amounts already classified as reinvested distributions in the balance sheet; limit the level of capital expenditures the Partnership may make in any fiscal year and require the Partnership to maintain certain financial ratios. In addition, the Partnership must maintain a monthly average of $100,000 on deposit with the bank as a compensating balance.

     The revolving credit agreement permits borrowing of up to $2,600,000 of which $287,711 was available at December 31, 1995. Long-term debt and borrowing under the revolving credit agreement are collateralized by substantially all of the Partnership's property and equipment, inventory and accounts receivable.

     The aggregate annual maturities on the long-term debt for the Partnership for the three years subsequent to 1996 are: $932,069, $583,351, $296,115.

     During 1995, 1994 and 1993, the weighted average interest rate on short-term borrowing was 9.4%, 8.3% and 7.6% respectively, while the weighted average month end amount outstanding was $2,812,838, $1,541,883 and $1,236,036 respectively. The largest outstanding month end balance was $3,245,938 in 1995, $2,294,073 during 1994 and $1,861,943 during 1993.

NOTE E - LEASES

          LEASE COMMITMENTS. The Partnership's leases, buildings and equipment, are under various noncancelable operating lease agreements. Lease rental expense for 1995, 1994 and 1993 was $375,963, $215,574 and $206,095,
respectively. The future minimum lease payments under the leases are as follows:

               1996                                $  622,114
               1997                                   603,103
               1998                                   531,385
               1999                                   479,062
               2000                                   435,999
               Thereafter                             529,009
                                                   ----------
                                                   $3,200,672
                                                   ----------
                                                   ----------

NOTE F - EMPLOYEE BENEFIT PLAN

        The Partnership has a 401K Plan which covers substantially all employees who have completed one year of service. The Partnership matches 10% of the participant's contributions up to 6% of employee eligible compensation. Contributions to the Plan were $10,900 in 1995, $8,200 in 1994, and $4,600 in 1993.


NOTE G - MAJOR CUSTOMERS

        Whiteford's facility, located in Versailles, Ohio, operates as a further processor and distributor of beef products to major fast food restaurants and regional chains. Whiteford's principal products are fresh frozen hamburger patties; precooked and uncooked ground beef taco meat and roast beef, marinated beef entrees; and other items processed to the customers' specifications. Major fast food chains served include Burger King, Rally's and Rax.

       Sales of meat products to major customers are summarized as follows for the fiscal years ended December 31, 1995, and 1994.


          CUSTOMER               1995                 1994
          --------               ----                 ----
          A                   $11,621,477          $18,804,507
          B                     9,803,698           15,552,790
          C                     7,345,095            5,689,721
          D                     7,233,692            5,524,195
          E                     5,836,108            5,391,612
          F                     5,140,614            2,912,278
                              -----------          -----------
                              $46,980,684          $53,875,103
                              -----------          -----------
                              -----------          -----------


       The total amounts receivable from these customers on December 31, 1995, and 1994, were $2,008,659 and $1,809,526, respectively.

                          INDEPENDENT AUDITOR'S REPORT


Limited and General Partners
Whiteford Partners, L.P.

     We have audited the accompanying consolidated balance sheets of Whiteford Partners, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whiteford Partners, L.P. and subsidiary at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                       Ernst & Young LLP

February 19, 1996

                           INDEX TO ATTACHED EXHIBITS


                                                                         PAGE
EXHIBIT                                                                  NUMBER
- -------                                                                  -----
3. & 4.             Limited Partnership Agreement of the
                    Partnership incorporated by reference to
                    Exhibit "A" to Prospectus  (pages A 1
                    - A 40) included  in the Partnership's
                    Registration Statement on Form S-1 (File
                    No. 33-15962).

10.1                Consulting Agreement between the
                    Partnership and Granada Acquisitions,
                    Inc. incorporated by reference to
                    Exhibit 10.2 to the Partnership's
                    Registration Statement on Form S-1 (File
                    No. 33-15962).

10.2                Asset Purchase Agreement between
                    Granada/Whiteford Foods Venture, L.P.,
                    Whiteford's Inc. and Albert D.
                    Greenaway, incorporated by reference to
                    Exhibit 2 to the Partnership's Form 8-K
                    filing dated May 10, 1990, as amended
                    (File No. 33-15962).

10.3                Services Agreement between
                    Granada/Whiteford Foods Venture, L.P.,
                    Granada Cincinnati Multifoods, Inc. and
                    Greenaway Consultants, Inc. to engage
                    Greenaway Consultants, Inc. to perform
                    management services for the operations
                    of Granada/Whiteford Foods Venture, L.P.
                    and CMF, a joint venture, incorporated
                    by reference to Exhibit 10.3 to the
                    Partnership's Annual Report on Form 10K
                    for the year ended December 31, 1990.

10.4                Agreement of Limited Partnership dated
                    March 27, 1990, between the Registrant
                    as limited partner, and G/W Foods, Inc.
                    as General Partner, to acquire the
                    assets, certain liabilities, and meat
                    purveying operations of Whiteford's
                    Inc., incorporated by reference to
                    Exhibit 10.4 to the Partnership's Annual
                    Report on Form 10K for the year ended
                    December 31, 1990.

10.5                Joint Venture Agreement dated July 1,
                    1990, between Granada/Whiteford Foods
                    Venture, L.P., North American
                    Agrisystems, Inc. and Cincinnati
                    Multifoods, Inc. for the formation of a
                    joint venture for Granada/Whiteford
                    Foods Venture, L.P. to operate meat
                    production facilities of North American
                    Agrisystems, Inc., incorporated by
                    reference to Exhibit 10.5 to the
                    Partnership's Annual Report on Form 10K
                    for the year ended December 31, 1990.

10.6                Promissory Note payable by
                    Granada/Whiteford Foods Venture to Fifth
                    Third Bank of Miami Valley, N.A. in the
                    face amount of $3,000,000, dated July
                    19, 1991, together with Hypothecation
                    Agreement, incorporated by reference to
                    Exhibit 10.6 to the Partnership's Annual
                    Report on Form 10K for the year ended
                    December 31, 1990.

10.7                Promissory Note payable by
                    Granada/Whiteford Foods Venture to Fifth
                    Third Bank of Miami Valley, N.A. in the
                    face amount of $280,000 dated June 21,
                    1991, together with Hypothecation
                    Agreement, incorporated by reference to
                    Exhibit 10.7 to the Partnership's Annual
                    Report on form 10K for the year ended
                    December 31, 1990.

10.8                Agreement dated November 6, 1991,
                    between G/W Foods, Inc. and Fifth Third
                    Bank of Miami Valley, N.A. amending
                    terms of Promissory Note dated July 19,
                    1991, incorporated by reference to
                    Exhibit 10.8 to the Partnership's Annual
                    Report on Form 10K for the year ended
                    December 31, 1990.


                                                                         PAGE
EXHIBIT                                                                  NUMBER
- -------                                                                  -----
10.9                Memorandum of Agreement -- Dissolution
                    of CMF (a Texas joint venture) effective
                    October 1, 1991, stipulating terms and
                    conditions of dissolution and wind-up of
                    operations of CMF., incorporated by
                    reference to Exhibit 10.9 to the
                    Partnership's Annual Report on Form 10K
                    for the year ended December 31, 1990.

10.10               Amendment to Certificate of Limited
                    Partnership of Granada/Whiteford Foods
                    Venture, L.P., State of Ohio Certificate of Amendment of Foreign Limited
                    Partnership and Trade Name Registration, all dated April 30, 1992, and amending
                    Name of Granada/Whiteford Foods Venture,
                    L.P. to Whiteford Foods Venture, L.P.,
                    incorporated by reference to Exhibit
                    10.10 to the Partnership's Annual Report on Form 10K for the year ended December
                    31, 1990.

10.11               Loan Agreement dated May 5, 1992,
                    between Greenaway Consultant, Inc. and
                    Whiteford Foods Venture, L.P., providing for $750,000 revolving credit facility, incorporated by reference to Exhibit
                    10.11 to the Partnership's Annual Report on Form 10K for the year ended December
                    31, 1990.

10.12               Stock Purchase Agreement and Assignment
                    of Partnership Interest dated May 4,
                    1992, by and between Granada Management
                    Corporation and Gannon Group, Inc.,
                    incorporated by reference to Exhibit
                    10.12 to the Partnership's Annual Report on Form 10K for the year ended December
                    31, 1990.

10.13               Loan Agreement dated December 23, 1992
                    between Whiteford Foods Venture, L.P.
                    and The Fifth Third Bank of Western
                    Ohio, N.A. for a credit facility of
                    $2,300,000, incorporated by reference to
                    Exhibit 10.13 to the Partnership's
                    Annual Report on Form 10K for the year
                    ended December 31, 1992.

10.14               Letter of Agreement dated February 23,
                    1993 by and between Greenaway
                    Consultants, Inc. and Whiteford Foods
                    Venture, L.P., proceeding for (i) the
                    termination of the revolving credit
                    facility, (ii) the issuance of a term
                    promissory note in the amount of
                    $750,000, (iii) the termination of the
                    Services Agreement between Whiteford
                    Partners, L.P. and Greenaway
                    Consultants, Inc., and (iv) an agreement regarding a new Services Agreement, incorporated by reference to Exhibit 10.14 to the Partnership's Annual Report on Form 10K for the year ended
                    December 31, 1993.

10.15               Loan Agreement dated August 27, 1993
                    between Whiteford Foods Venture, L.P.
                    and PNC Bank, Ohio, N.A., incorporated
                    by reference to Exhibit 10.15 to the
                    Partnership's Annual Report on Form 10K
                    for the year ended December 31, 1993.

10.16 Services Agreement dated October 1, 1993 between Whiteford Foods Venture, L.P.,
                    Greenaway Consultant, Inc. and Albert D.
                    Greenaway to engage Greenaway
                    Consultant, Inc., to perform management
                    services for the operation of Whiteford
                    Foods Venture, L.P., incorporated by
                    reference to Exhibit 10.16 to the
                    Partnership's Annual Report on Form 10K
                    for the year ended December 31, 1993.

10.17               Loan Agreement dated October 1, 1993
                    between Whiteford Foods Venture, L.P.
                    and Greenaway Consultant, Inc.
                    authorizing November 8, 1993 promissory
                    note and certain security therefor,
                    incorporated by reference to Exhibit 10.17 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1993.


                                                                         PAGE
EXHIBIT                                                                  NUMBER
- -------                                                                  -----
10.18               Promissory note dated November 8, 1993
                    between Greenaway Consultant, Inc. and
                    Whiteford Foods Venture, L.P., incorporated
                    by reference to Exhibit 10.18 to the
                    Partnership's Annual Report on Form 10K
                    for the year ended December 31, 1993.

10.19               Credit agreement dated June 13, 1994
                    between Whiteford Foods Venture, L.P.
                    and PNC Bank, Ohio, National Association and Fifth Third Bank of Western Ohio, incorporated by reference to Exhibit 10.19 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1994.

10.20               Construction loan agreement dated June
                    13, 1994 between Whiteford Foods
                    Venture, L.P. and PNC Bank, Ohio,
                    National Association, incorporated by
                    reference to Exhibit 10.20 to the
                    Partnership's Annual Report on Form 10K
                    for the year ended December 31, 1994.

10.21               Lease agreement dated December 15, 1994
                    between Whiteford Foods Venture, L.P.
                    and Star Bank, National Association,
                    incorporated by reference to Exhibit 10.21 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1994.

10.22               Term note B dated April 14, 1995,
                    between Whiteford Foods Venture, L.P.
                    and PNC Bank, Ohio, National
                    Association.

10.23               Note payable dated September 18, 1995,
                    between Whiteford Foods Venture, L.P.
                    and PNC Bank, Ohio, National
                    Association.

10.24               Second amendment to Revolving Note dated
                    July 11, 1995.

10.25               Second amendment to Credit agreement
                    dated July 11, 1995.

10.26               Third amendment to Credit agreement
                    dated July 11, 1995.

10.27               Guarantee Compensation agreement dated
                    September 18, 1995 between Whiteford
                    Foods Venture, L.P. and Albert D.
                    Greenaway.

10.28               Mortgage granted to Albert D. Greenaway
                    by Whiteford Foods Venture, L.P.

10.29               Mortgage granted to Albert D. Greenaway
                    by Whiteford Foods Venture, L.P.

10.30               Security agreement dated September 18,
                    1995 between Whiteford Foods Venture,
                    L.P. and Albert D. Greenaway.

13.                 1990 Annual Report to Limited Partners,
                    incorporated by reference to Exhibit 13
                    to the Partnership's annual Report on
                    Form 10K for the year ended December 31, 1990.

27.                 Financial Data Schedule
