Form 10-Q
period 1996-03-31
WHITEFORD PARTNERS L P
filed 1996-05-15
CIK 819215

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                        OR
[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________  to _______________

                          Commission file number:  33-15962

                               WHITEFORD PARTNERS, L.P.
                (Exact name of registrant as specified in its charter)


                DELAWARE
     (State or other jurisdiction of                  76-0222842
      incorporation or organization)    (I.R.S. Employer Identification No.)


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
Yes  X   No ____

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                         UNITS OUTSTANDING AT APRIL 30, 1996
- -------------------------------------       -----------------------------------
LIMITED PARTNERSHIP CLASS A $10 UNITS                     1,306,890



                        This document contains   10    pages

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               WHITEFORD PARTNERS, L.P.

                                  INDEX TO FORM 10-Q
                      THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- --------------------------------------------------------------------------------



                                                                     Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements


              Condensed Consolidated Balance Sheets as of March 31, 1996
                   (Unaudited) and December 31, 1995 ...................  3


              Condensed Consolidated Statements of Operations and
                   Undistributed Income for the three months
                   ended March 31, 1996 and 1995 (Unaudited) ...........  4


              Condensed Consolidated Statements of Cash Flows for the
                   three months ended March 31, 1996 and 1995
                   (Unaudited) .........................................  5


              Notes to Condensed Consolidated Financial Statements
                   (Unaudited) .........................................  6


         Item 2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations ............  7


PART II.  OTHER INFORMATION ............................................  9


                                       2 of 10

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               WHITEFORD PARTNERS, L.P.


                                                                 MARCH 31,         DECEMBER 31,
                                                                   1996                1995
                                                                -----------        ------------
                                                                (UNAUDITED)

                                        ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                   $   283,433     $   488,247
    Accounts receivable: Trade                                    2,155,951       2,545,169
    Inventories                                                   2,303,541       2,419,466
    Prepaid expenses and other assets                               720,130         755,515
                                                                -----------     -----------
         TOTAL CURRENT ASSETS                                   $ 5,463,055     $ 6,208,397

PROPERTY AND EQUIPMENT - net of accumulated depreciation
         of $3,570,133 and $3,315,265 in 1996 and 1995           12,904,793      12,984,410

OTHER ASSETS - net of amortization                                3,055,763       3,087,637
                                                                -----------     -----------
                   TOTAL ASSETS                                 $21,423,611     $22,280,444
                                                                -----------     -----------
                                                                -----------     -----------

                          LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
    Accounts payable                                            $ 2,545,915     $ 2,700,444
    Notes payable and current maturities on long term debt        2,488,546       3,097,979
    Accrued expenses and other liabilities                          798,175         935,011
                                                                -----------     -----------
         TOTAL CURRENT LIABILITIES                              $ 5,832,636     $ 6,733,434

LONG-TERM DEBT                                                    6,556,933       6,754,525

PARTNERS' CAPITAL:
    General Partner:
         Capital contributions                                      132,931         132,931
         Capital transfers to Limited Partners                     (117,800)       (117,800)
         Interest in Partnership net income                          10,379           7,963
         Distributions                                              (32,943)        (32,943)
                                                                -----------     -----------
                                                                $    (7,433)    $    (9,849)
    Limited Partners:
         Capital Contributions - net of organization and
              offering costs of $2,010,082                       11,172,274      11,172,274
         Capital transfers from General Partner                     116,554         116,554
         Interest in Partnership net income                       1,016,489         777,348
         Distributions                                           (3,263,842)     (3,263,842)
                                                                -----------     -----------
                                                                $ 9,041,475     $ 8,802,334
                                                                -----------     -----------
              TOTAL PARTNERS' CAPITAL                           $ 9,034,042     $ 8,792,485
                                                                -----------     -----------

                   TOTAL LIABILITIES AND PARTNERS' CAPITAL      $21,423,611     $22,280,444
                                                                -----------     -----------
                                                                -----------     -----------

NOTE: The condensed balance sheet at December 31, 1995 has been taken from the audited financial statements at such date.


                                       3 of 10

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               WHITEFORD PARTNERS, L.P.
                                     (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                 --------------------------
                                                     1996          1995
                                                 -----------    -----------
Revenues
    Sales of meat products                       $13,188,022    $14,073,145
    Interest and other income                         50,952         39,716
                                                 -----------    -----------
                                                 $13,238,974     14,112,861

Costs and Expenses
    Cost of meat products sold                    12,007,625     13,553,106
    Selling and administrative expenses              478,262        522,209
    Depreciation and amortization                    286,741        229,601
    Interest                                         224,789        114,148
                                                 -----------    -----------
                                                 $12,997,417    $14,419,064
                                                 -----------    -----------

         NET INCOME (LOSS)                       $   241,557    $  (306,203)
                                                 -----------    -----------
                                                 -----------    -----------

Summary of net income allocated to
    General Partner                              $     2,416    $    (3,062)
    Limited Partners                                 239,141       (303,141)
                                                 -----------    -----------
                                                 $   241,557    $  (306,203)
                                                 -----------    -----------
                                                 -----------    -----------

Net income per $10 unit of L.P. Capital          $      0.18    $     (0.23)
                                                 -----------    -----------
                                                 -----------    -----------

Average units issued and outstanding               1,306,890      1,306,890
                                                 -----------    -----------
                                                 -----------    -----------


                                       4 of 10

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               WHITEFORD PARTNERS, L.P.
                                     (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                        1996            1995
                                                                                    -----------     -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $   777,461     $   245,519
                                                                                    -----------     -----------

CASH FLOW USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                                              $  (175,251)    $(1,724,369)
                                                                                    -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                                               $  (175,251)    $(1,724,369)
                                                                                    -----------     -----------

CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
    Proceeds from notes payable                                                     $ 4,502,072     $ 5,110,304
    Payments on notes payable                                                        (5,309,096)     (3,852,943)
    Distributions to Limited and General Partners                                            --         (52,798)
                                                                                    -----------     -----------

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES                                    $  (807 024)    $ 1,204,563
                                                                                    -----------     -----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                    $  (204,814)    $  (274,287)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        488,247         429,457
                                                                                    -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   283,433     $   155,170
                                                                                    -----------     -----------
                                                                                    -----------     -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest (excluding amount capitalized to fixed assets and inventory)      $   238,433     $   114,148
                                                                                    -----------     -----------
                                                                                    -----------     -----------

                                       5 of 10

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                               WHITEFORD PARTNERS, L.P.
                                    MARCH 31, 1996
                                     (UNAUDITED)

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

On March 26, 1990, the Partnership, through Whiteford Foods Venture, L.P., (formerly Granada/Whiteford Foods Venture, L.P.), a joint venture with an affiliate of the then General Partner, acquired the business assets of Whiteford's Inc., a meat processing and distribution company. The cash purchase price of the assets was $8,275,000 with liabilities of $3,776,806 assumed. The excess of the purchase price over the estimated fair value of the net tangible assets acquired of approximately $3,825,000 was recorded as goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the financial statements include the operations of Whiteford's from the date of acquisition.

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

At March 31, 1996 and December 31, 1995, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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


                                       6 of 10

In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at March 31, 1996 and the condensed consolidated results of its operations for the three months ending March 31, 1996 and 1995 and the condensed consolidated cash flows for the three months ending March 31, 1996 and 1995. Operating results for the period ending March 31, 1996, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

Revenues for the three months ended March 31, 1996 were $13,238,974 versus $14,112,861 for the comparable period in 1995, a decrease of 6.2%. This decline in sales is primarily attributable to the decline in meat prices during the first three months of 1996 as compared to the same period in 1995. Sales declines attributable to product pricing were partially offset by increases in pounds of product sold. During the 1996 period 14,385,039 pounds of meat products were sold versus 13,894,623 pounds during the 1995 period, an increase of 490,416 pounds or 3.5%. The increase in pounds of meat products sold is primarily attributable to the increased sales effort and production capabilities at the Versailles plant.

Costs of meat products sold for the three months ended March 31, 1996 were $12,007,625 versus $13,553,106 for the comparable period ended March 31, 1995, a decrease of 11.4%. The decline in the cost per pound is primarily attributable to general commodity price declines. The General Partner expects general commodity prices to decline slightly during 1996.

Gross margins on sales were 9.3% for the three months ended March 31, 1996 and 4.0% for the 1995 period. This increase in gross margins is primarily attributable to: i) the semi-variable nature of certain costs in the costs of meat products sold such as labor, packaging, and utilities and ii) the increased efficiencies associated with the recently renovated Versailles plant whereby lower labor and utilities costs are realized in the manufacture and warehousing of products.

Selling and administrative expenses decreased to $478,262 from $522,209, a 8.4% decrease. Selling and administration expenses represented 3.6% of revenue for the three months ended March 31, 1996 compared to 3.7% for the comparable period in 1995.

Depreciation and amortization expense for the three months ended March 31, 1996 was $286,741 versus $229,601 for the same period in 1995, an increase of 24.9%. Such increase is primarily due to the expansion of the freezer space at the Versailles plant. Such construction project was completed during 1995 and the property was put into service in March 1995.

                                       7 of 10

Interest expense for the three months ended March 31, 1996 was $224,789 versus interest expense of $114,148 for the same period in 1995. This increase of $110,641 primarily relates to the increase in the average debt outstanding primarily due to the expansion of the Versailles plant.

A net gain of $241,557 was realized in the 1996 period compared to a net loss of $306,203 in the comparable period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996 the Partnership had a net working capital deficit of $369,581 versus a working capital deficit of $525,037 at December 31, 1995.

Cash provided by operating activities was $777,461 in 1996 versus $245,519 in the first quarter of 1995.

Cash used in investing activities was $175,251 in 1996 as compared to $1,724,369 in 1995. This decrease is attributable to the completion of the freezer expansion in 1995.

The Partnership used $807,024 from financing activities during 1996 representing net repayment of debt outstanding. For the comparable period in 1995, the Partnership provided $1,204,563 in financing activities due to the increase in borrowing.

Whiteford's working capital and equipment requirements are primarily met by (a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $2,600,000 (with $1,802,856 outstanding at March 31, 1996),(the "Principal Revolver"); (b) a five year term credit facility of $2,200,000 ("the Principal Term Loan"); (c) a five year credit facility of $4,165,000,(the "Principal Mortagage Term Loan"); (d) a two year credit facility of $700,000, (the "Second Term Loan"); (e) a five year credit facility of $500,000, (the "Third Term Loan") and (f) a credit facility with Greenaway Consultant, Inc. of $420,000, with $183,750 outstanding as of March 31, 1996 (the "GCI Loan"),(collectively, the "Loans").

The Principal Revolver bears interest at prime plus 1/2%. The Principal Term Loan bears an interest rate of 8.717%. The Principal Mortgage Loan bears interest of 9.89%. The Second Term Loan bears an interest rate of prime plus 1.25%. The Third Term bears an interest rate of 9.42%. The Loans require the Partnership to meet certain financial covenants and restrict the ability of the Partnership to make distributions to Limited Partners without the consent of the principal lender. The Principal Revolver and the Principal Term Loan (together with the Principal Mortgage Loan provided by the principal lender) are secured by real property, fixed assets, equipment, inventory, receivables and intangibles of Whiteford's.

The GCI Loan bears interest at a rate equal to 1-1/2 % above the prime rate established from time to time by the Company's financial institution lender having the highest outstanding credit balance. The GCI Loan is secured by real property, fixed assets, equipment inventory and intangibles and is subordinated to the Principal Revolver, the Principal Term Loan, and the Principal Mortgage Loan.

The Partnership's 1996 capital budget calls for the expenditure of $900,000 for building, plant and equipment modifications and additions. The General Partner believes Whiteford's is in compliance with environmental protection laws and regulations, and does not anticipate making additional capital expenditures for such compliance in 1996. Such amounts are expected to be funded by internally generated cash flow. The General Partner believes that the above credit facilities along with cash flow from operations will be sufficient to meet the Partnership's working capital and credit requirements for 1996.

                                       8 of 10

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


                                       9 of 10

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            WHITEFORD PARTNERS, L.P.

Date   May 15, 1996                     By    /s/ Kevin T. Gannon
      --------------                      --------------------------
                                          Kevin T. Gannon, President
                                          Chief Executive Officer
                                          Chief Financial Officer
                                          Gannon Group, Inc.
                                          General Partner



                                       10 of 10