Form 10-Q
period 1996-06-30
WHITEFORD PARTNERS L P
filed 1996-08-12
CIK 819215

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                  TO
                                    ---------------     ---------------
                        COMMISSION FILE NUMBER:  33-15962

                            WHITEFORD PARTNERS, L.P.
            (Exact name of registrant as specified in its charter)

             DELAWARE                               76-0222842
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


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
YES  X    NO
    ---      ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         CLASS                             UNITS OUTSTANDING AT JULY 31, 1996
- ------------------------------------       ----------------------------------
LIMITED PARTNERSHIP CLASS A $10 UNITS                 1,306,890


                  THIS DOCUMENT CONTAINS  10  pages
                                         ----

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                       WHITEFORD PARTNERS, L.P.

                          INDEX TO FORM 10-Q
                SIX MONTHS ENDED JUNE 30, 1996 and 1995



                                                                 Page Number

Part I.  FINANCIAL INFORMATION

    Item 1. Financial Statements


      Condensed Consolidated Balance Sheets as of June 30, 1996
        (Unaudited) and December 31, 1995 . . . . . . . . . . . . . . . 3



      Condensed Consolidated Statements of Operations and
        Undistributed Income for the three months and six months
        ended June 30, 1996 and 1995 (Unaudited). . . . . . . . . . . . 4



      Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 1996 and 1995 (Unaudited) . . . . . . . . 5


      Notes to Condensed Consolidated Financial Statements (Unaudited). 6


    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . 7



PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . 9


                                    2 of 10

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                          WHITEFORD PARTNERS, L.P.




                                                  JUNE 30,     DECEMBER 31,
                                                    1996           1995
                                                -----------    -----------
                                 ASSETS         (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                     $   273,856    $   488,247
  Accounts receivable: Trade                      2,574,091      2,545,169
  Inventories                                     2,856,433      2,419,466
  Prepaid expenses and other assets                 785,278        755,515
                                                -----------    -----------
    TOTAL CURRENT ASSETS                        $ 6,489,658    $ 6,208,397

PROPERTY AND EQUIPMENT - net of accumulated
    depreciation of $3,826,567 and
    $3,315,265 in 1996 and 1995                  12,740,714     12,984,410

OTHER ASSETS - net of amortization                3,023,891      3,087,637
                                                -----------    -----------
        TOTAL ASSETS                            $22,254,263    $22,280,444
                                                -----------    -----------
                                                -----------    -----------

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                              $ 2,873,388    $ 2,700,444
  Notes payable and current maturities on
   long term debt                                 3,051,697      3,097,979
  Accrued expenses and other liabilities            797,108        935,011
                                                -----------    -----------
    TOTAL CURRENT LIABILITIES                   $ 6,722,193    $ 6,733,434

LONG-TERM DEBT                                    6,253,597      6,754,525

PARTNERS' CAPITAL:
  General Partner:
    Capital contributions                           132,931        132,931
    Capital transfers to Limited Partners          (117,800)      (117,800)
    Interest in Partnership net income               12,823          7,963
    Distributions                                   (32,943)       (32,943)
                                                ------------   ------------
                                                $    (4,989)   $    (9,849)

  Limited Partners:
    Capital Contributions - net of
     organization and offering costs
     of $2,010,082                               11,172,274     11,172,274
    Capital transfers from General Partner          116,554        116,554
    Interest in Partnership net income/(loss)     1,258,476        777,348
    Distributions                                (3,263,842)    (3,263,842)
                                                ------------   ------------
                                                $ 9,283,462    $ 8,802,334
                                                ------------   ------------
     TOTAL PARTNERS' CAPITAL                    $ 9,278,473    $ 8,792,485
                                                ------------   ------------
       TOTAL LIABILITIES AND PARTNERS' CAPITAL  $22,254,263    $22,280,444
                                                ------------   ------------
                                                ------------   ------------

NOTE: The condensed balance sheet at December 31, 1995 has been taken from the audited financial statements at such date.



                                3 of 10

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                         WHITEFORD PARTNERS, L.P.
                                (UNAUDITED)



                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                    JUNE 30,                   JUNE 30,
                              ----------------------  ------------------------
                                1996       1995           1996        1995
                               ------      ------       -------      -------
Revenues
  Sales of meat products    $14,375,693  $13,478,439  $27,563,715  $27,551,584
  Interest and other income     135,402       28,696      186,354       68,412
                            -----------  -----------  -----------  -----------
                            $14,511,095  $13,507,135  $27,750,069  $27,619,996

Costs and Expenses
  Cost of meat products
    sold                     13,236,407   12,837,477   25,244,032   26,390,583
  Selling and
    administrative expenses     534,047      481,573    1,012,309    1,003,782
  Depreciation and
    amortization                288,308      259,794      575,049      489,395
  Interest                      207,902      222,330      432,691      336,478
                            -----------  -----------  -----------  -----------
                            $14,266,664  $13,801,174  $27,264,081  $28,220,238
                            -----------  -----------  -----------  -----------

    NET INCOME (LOSS)       $   244,431  $  (294,039) $   485,988  $  (600,242)
                            -----------  -----------  -----------  -----------
                            -----------  -----------  -----------  -----------

Summary of net income
 allocated to
  General Partner           $     2,444  $   (2,940)  $     4,860  $    (6,002)
  Limited Partners              241,987    (291,099)      481,128     (594,240)
                            -----------  -----------  -----------  ------------
                            $   244,431  $ (294,039)  $   485,988  $  (600,242)
                            -----------  -----------  -----------  ------------
                            -----------  -----------  -----------  ------------

Net income per $10 unit
 of L.P. Capital            $      0.19  $    (0.23)  $      0.37  $     (0.46)
                            -----------  -----------  -----------  -----------
                            -----------  -----------  -----------  -----------

Average units issued and
 outstanding                  1,306,890   1,306,890     1,306,890    1,306,890
                            -----------  -----------  -----------  ------------
                            -----------  -----------  -----------  ------------





















                                     4 of 10

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               WHITEFORD PARTNERS, L.P.
                                    (UNAUDITED)




                                                        SIX MONTHS ENDED
                                                           JUNE 30,
                                                     1996            1995
                                                   -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES          $   600,426    $   592,116
                                                   -----------    -----------
CASH FLOW USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment               $  (267,606)   $(2,567,363)
                                                   -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES              $  (267,606)   $(2,567,363)
                                                   -----------    -----------
CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
  Proceeds from notes payable                      $ 8,123,406    $10,845,613
  Payments on notes payable                         (8,670,617)    (8,964,209)
  Distributions to Limited and General Partners         ---          (105,597)
                                                   -----------    ------------
NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES   $  (547 211)   $ 1,775,807
                                                   -----------    ------------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS   $  (214,391)   $  (199,440)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       488,247        429,457
                                                   -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   273,856    $   230,017
                                                   -----------    ------------
                                                   -----------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (excluding amount capitalized
     to fixed assets and inventory)                $   450,162    $   336,478
                                                   -----------    ------------
                                                   -----------    ------------




















                                     5 of 10

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                                  JUNE 30, 1996
                                   (UNAUDITED)

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

On March 26, 1990, the Partnership, through Whiteford Foods Venture, L.P. "Whiteford's",(formerly Granada/Whiteford Foods Venture, L.P.), a joint venture with an affiliate of the then General Partner, acquired the business assets of Whiteford's Inc., a meat processing and distribution company. The cash purchase price of the assets was $8,275,000 with liabilities of $3,776,806 assumed. The excess of the purchase price over the estimated fair value of the net tangible assets acquired of approximately $3,825,000 was recorded as goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the financial statements include the operations of Whiteford's from the date of acquisition.

The Partnership entered into a settlement agreement with certain participants in the Partnership's Distribution Reinvestment and Unit Acquisition Plan under which the Partnership repurchased 33,165 Class A Units for a total purchase price of $218,194 payable over a five year period. The first installment in the amount of $62,049 was paid in 1993 with four subsequent annual installments of $39,036.25, the most recent of which was paid in July 1996.

At June 30, 1996 and December 31, 1995, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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


                                     6 of 10

In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at June 30, 1996 and the condensed consolidated results of its operations for the six months ending June 30, 1996 and 1995 and the condensed consolidated cash flows for the six months ending June 30, 1996 and 1995. Operating results for the period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Revenues for the six months ended June 30, 1995 were $27,750,069 versus $27,619,996 for the comparable period in 1995, an increase of 0.5%. This increase in sales is primarily attributable to the increase in pounds sold along with a decline in meat prices during the first six months of 1996 as compared to the same period in 1995. During the 1996 period 30,489,489 pounds of meat products were sold versus 27,649,913 pounds during the 1995 period, an increase of 2,839,576 pounds or 10.3%. The increase is pounds of meat products sold is primarily attributable to the increased sales effort and production capabilities at the Versailles plant.

Costs of meat products sold for the six months ended June 30, 1996 were $25,244,032 versus $26,390,583 for the comparable period ended June 30, 1995, a decrease of 4.3%. The decline in the cost per pound is primarily attributable to general commodity price declines. The General Partner expects general commodity prices to decline slightly during 1996.

Gross margins on meat sales were 9.0% for the six months ended June 30, 1996 and 4.5% for the 1995 period. This increase in gross margins is primarily attributable to: i) the semi-variable nature of certain costs in the costs of meat products sold such as labor, packaging, and utilities and ii) the increased efficiencies associated with the recently renovated Versailles plant whereby lower labor and utilities costs are realized in the manufacture and warehousing of products.

Selling and administrative expenses increased to $1,012,309 from $1,003,782, a 0.8% increase. Selling and administration expenses represented 3.6% of revenue for the six months ended June 30, 1996 and 3.6% the period ended June 30, 1995.

Depreciation and amortization expense for the six months ended June 30, 1996 was $575,049 versus $489,395 for the same period in 1995, an increase of 17.5%. Such increase is primarily due to the expansion of the freezer space at the Versailles plant. Such construction project was completed during 1995 and the property was put into service in March 1995.

                                     7 of 10

Interest expense for the six months ended June 30, 1996 was $432,691 versus interest expense of $336,478 for the same period in 1995. This increase of $96,213 primarily relates to the increase in the average debt outstanding primarily due to the expansion of the Versailles plant.

A net gain of $485,988 was realized in the 1996 period compared to a net loss of $600,242 in the comparable period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996 the Partnership had a net working capital deficit of $232,535 versus a working capital deficit of $525,037 at December 31, 1995.

Cash provided by operating activities was $600,426 in 1996 versus $592,116 in the 1995 period.

Cash used in investing activities was $267,606 in 1996 as compared to $2,567,363 in 1995. This decrease is attributable to the completion of the freezer expansion in 1995.

The Partnership used $547,211 from financing activities during 1996 representing net repayment of debt outstanding. For the comparable period in 1995, the Partnership provided $1,775,807 in financing activities due to the increase in borrowing.

Whiteford's working capital and equipment requirements are primarily met by
(a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $2,600,000 (with $2,366,006 outstanding at June 30, 1996),(the "Principal Revolver"); (b) a five year term credit facility of $2,200,000,(the "Principal Term Loan"); (c) a five year credit facility of $4,165,000,(the "Principal Mortgage Term Loan"); (d) a two year credit facility of $700,000,(the "Second Term Loan"); (e) a five year credit facility of $500,000, (the "Third Term Loan") and (f) a credit facility with Greenaway Consultant, Inc. of $420,000, with $157,500 outstanding as of June 30, 1996 (the "GCI Loan"),(collectively, the "Loans").

The Principal Revolver bears an interest rate of prime plus 3/4%. The Principal Term Loan bears an interest rate of 8.717%. The Principal Mortgage Loan bears interest of 9.89%. The Second Term Loan bears an interest rate of prime plus 1.00%. The Third Term bears an interest rate of 9.42%. The Loans require the Partnership to meet certain financial covenants and restrict the ability of the Partnership to make distributions to Limited Partners without the consent of the principal lender. The Principal Revolver and the Principal Term Loan (together with the Principal Mortgage Loan provided by the principal lender) are secured by real property, fixed assets, equipment, inventory, receivables and intangibles of Whiteford's.

The GCI Loan bears interest at a rate equal to 1-1/2 % above the prime rate established from time to time by the Company's financial institution lender having the highest outstanding credit balance. The GCI Loan is secured by real property, fixed assets, equipment inventory and intangibles and is subordinated to the Principal Revolver, the Principal Term Loan, the Principal Mortgage Loan.

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


                                     8 of 10

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

Item 7.


















                                     9 of 10

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WHITEFORD PARTNERS, L.P.


Date  August 9, 1996                 By    /s/ Kevin T. Gannon
     ----------------                  ---------------------------
                                        Kevin T. Gannon, President
                                        Chief Executive Officer
                                        Chief Financial Officer
                                        Gannon Group, Inc.
                                        General Partner





























                                    10 of 10