Form 10-Q
period 1996-09-30
WHITEFORD PARTNERS L P
filed 1996-11-12
CIK 819215

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


(Mark One)
 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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
YES  X    NO
   -----     ----

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               CLASS                      UNITS OUTSTANDING AT OCTOBER 31, 1996
-------------------------------------     --------------------------------------
LIMITED PARTNERSHIP CLASS A $10 UNITS                  1,306,890

                      THIS DOCUMENT CONTAINS   10    PAGES
                                             -------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                     Page Number

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets as of
            September 30, 1996 (Unaudited) and December 31, 1995 . . . . .3



          Condensed Consolidated Statements of Operations and
            Undistributed Income for the three months and nine months
            ended September 30, 1996 and 1995 (Unaudited). . . . . . . . .4



          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (Unaudited) . . . . .5


          Notes to Condensed Consolidated Financial Statements
            (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . .6


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . .7



PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .9


                                     2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.


------------------------------------------------------------------------------------------------------
                                                                        SEPTEMBER 30     DECEMBER 31
                                                                            1996           1995
                                             ASSETS                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                             $    220,380    $    488,247
  Accounts receivable: Trade                                               2,917,280       2,545,169
  Inventories                                                              2,781,702       2,419,466
  Prepaid expenses and other assets                                          693,076         755,515
                                                                         -----------     -----------

    TOTAL CURRENT ASSETS                                                $  6,612,438    $  6,208,397

PROPERTY AND EQUIPMENT - net of accumulated depreciation
    of $4,086,160 and $3,315,265 in 1996 and 1995                         12,691,288      12,984,410

OTHER ASSETS - net of amortization                                         2,992,017       3,087,637
                                                                         -----------     -----------

        TOTAL ASSETS                                                    $ 22,295,743    $ 22,280,444
                                                                         -----------     -----------
                                                                         -----------     -----------

                                LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable                                                      $  2,985,725    $  2,700,444
  Notes payable and current maturities on long term debt                   2,991,913       3,097,979
  Accrued expenses and other liabilities                                     689,586         935,011
                                                                         -----------     -----------

    TOTAL CURRENT LIABILITIES                                           $  6,667,224    $  6,733,434

LONG-TERM DEBT                                                             6,055,327       6,754,525

PARTNERS' CAPITAL:
  General Partner:
    Capital contributions                                                    132,931         132,931
    Capital transfers to Limited Partners                                   (117,800)       (117,800)
    Interest in Partnership net income                                        15,770           7,963
    Distributions                                                            (32,943)        (32,943)
                                                                         -----------     -----------
                                                                         $    (2,042)    $    (9,849)
  Limited Partners:
    Capital Contributions - net of organization and offering costs
      of $2,010,082                                                       11,172,274      11,172,274
    Capital transfers from General Partner                                   116,554         116,554
    Interest in Partnership net income/(loss)                              1,550,248         777,348
    Distributions                                                         (3,263,842)     (3,263,842)
                                                                         -----------     -----------
                                                                        $  9,575,234    $  8,802,334
                                                                         -----------     -----------
      TOTAL PARTNERS' CAPITAL                                           $  9,573,192    $  8,792,485
                                                                         -----------     -----------

        TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $ 22,295,743    $ 22,280,444
                                                                         -----------     -----------
                                                                         -----------     -----------


NOTE: The condensed balance sheet at December 31, 1995 has been taken from the audited financial statements at such date.


                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                           ---------------------------   ---------------------------
                                                  1996           1995          1996           1995
                                                 ______         ______        _______        _______
Revenues
  Sales of meat products                   $ 15,430,077   $ 16,024,425   $ 42,993,792   $ 43,576,009
  Interest and other income                      64,104         39,997        250,458        108,409
                                             ----------     ----------     ----------     ----------
                                           $ 15,494,181   $ 16,064,422   $ 43,244,250     43,684,418

Costs and Expenses
  Cost of meat products sold                 14,120,679     14,745,965     39,364,711     41,136,548
  Selling and administrative expenses           583,105        517,699      1,595,414      1,521,481
  Depreciation and amortization                 291,466        279,114        866,515        768,509
  Interest                                      204,212        226,489        636,903        562,967
                                             ----------     ----------     ----------     ----------
                                           $ 15,199,462   $ 15,769,267   $ 42,463,543   $ 43,989,505
                                             ----------     ----------     ----------     ----------

    NET INCOME (LOSS)                      $    294,719   $    295,155   $    780,707   $   (305,087)
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Summary of net income allocated to
  General Partner                          $      2,947   $      2,951   $      7,807   $     (3,051)
  Limited Partners                              291,772        292,204        772,900       (302,036)
                                             ----------     ----------     ----------     ----------
                                           $    294,719   $    295,155   $    780,707   $   (305,087)
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Net income per $10 unit of L.P. Capital    $       0.23   $       0.23   $       0.60   $      (0.23)
                                                  -----           ----          -----          -----
                                                  -----           ----          -----          -----

Average units issued and outstanding          1,306,890      1,306,890      1,306,890      1,306,890
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------



                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      1996              1995
                                                               --------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $    1,015,170     $     155,149
                                                                -------------      ------------

CASH FLOW USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                           $     (477,773)    $  (3,046,571)
                                                                -------------      ------------

NET CASH USED IN INVESTING ACTIVITIES                          $     (477,773)    $  (3,046,571)
                                                                -------------      ------------
CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
  Proceeds from notes payable                                  $   12,886,680     $  15,638,619
  Payments on notes payable                                       (13,691,944)      (12,758,489)
  Distributions to Limited and General Partners                           ---          (105,597)
                                                                -------------      ------------

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES               $     (805 264)    $   2,774,533
                                                                -------------      ------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS               $     (267,867)    $    (116,889)
                                                                -------------      ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      488,247           429,457
                                                                -------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $      220,380     $     312,568
                                                                -------------      ------------
                                                                -------------      ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (excluding amount capitalized to fixed
    assets and inventory)                                      $      661,661     $     562,967
                                                                -------------      ------------
                                                                -------------      ------------



                                     5 of 10

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)
________________________________________________________________________________
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

At September 30, 1996 and December 31, 1995, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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


                                     6 of 10

In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at September 30, 1996 and the condensed consolidated results of its operations for the nine months ending September 30, 1996 and 1995 and the condensed consolidated cash flows for the nine months ending September 30, 1996 and 1995. Operating results for the period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1996.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Revenues for the nine months ended September 30, 1996 were $43,244,250 versus $43,684,418 for the comparable period in 1995, a decrease of 1.0%. This decrease in sales is primarily attributable to the decline in meat prices during the first nine months of 1996 as compared to the same period in 1995. During the 1996 period 47,278,530 pounds of meat products were sold versus 44,448,998 pounds during the 1995 period, an increase of 2,829,532 pounds or 6.4%. The increase is pounds of meat products sold is primarily attributable to the increased sales effort and production capabilities at the Versailles plant.

Costs of meat products sold for the nine months ended September 30, 1996 were $39,364,711 versus $41,136,548 for the comparable period ended September 30, 1995, a decrease of 4.5%. The decline in the cost per pound is primarily attributable to general commodity price declines. The General Partner expects general commodity prices to decline slightly during the remainder of 1996.

Gross margins on meat sales were 9.0% for the nine months ended September 30, 1996 and 5.8% for the 1995 period. This increase in gross margins is primarily attributable to: i) the semi-variable nature of certain costs in the costs of meat products sold such as labor, packaging, and utilities and ii) the increased efficiencies associated with the recently renovated Versailles plant whereby lower labor and utilities costs are realized in the manufacture and warehousing of products.

Selling and administrative expenses increased to $1,595,414 from $1,521,481, a 4.9% increase. Selling and administration expenses represented 3.7% of revenue for the nine months ended September 30, 1996 and 3.5% the period ended September 30, 1995.

Depreciation and amortization expense for the nine months ended September 30, 1996 was $866,515 versus $768,509 for the same period in 1995, an increase of 12.8%. Such increase is primarily due to the expansion of the freezer space at the Versailles plant. Such construction project was completed during 1995 and the property was placed in service in March 1995.

Interest expense for the nine months ended September 30, 1996 was $636,903 versus interest expense of $562,967 for the same period in 1995. This increase of $73,936 primarily relates to the increase in the average debt outstanding primarily due to the expansion of the Versailles plant.


                                     7 of 10

A net gain of $780,707 was realized in the 1996 period compared to a net loss of $305,087 in the comparable period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996 the Partnership had a net working capital deficit of $54,786 versus a working capital deficit of $525,037 at December 31, 1995.

Cash provided by operating activities was $1,015,170 in 1996 versus $155,149 in the 1995 period.

Cash used in investing activities was $477,773 in 1996 as compared to $3,046,571 in 1995. This decrease is attributable to the completion of the freezer expansion in 1995.

The Partnership used $805,264 from financing activities during 1996 representing net repayment of debt outstanding. For the comparable period in 1995, the Partnership provided $2,774,533 in financing activities due to the increase in borrowing.

Whiteford's working capital and equipment requirements are primarily met by (a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $2,600,000 (with $2,306,222 outstanding at September 30, 1996),(the "Principal Revolver"); (b) a five year term credit facility of $2,200,000,(the "Principal Term Loan"); (c) a five year credit facility of $4,165,000,(the "Principal Mortgage Loan"); (d) a two year credit facility of $700,000,(the "Second Term Loan"); (e) a five year credit facility of $500,000, (the "Third Term Loan") and (f) a credit facility with Greenaway Consultant, Inc. of $420,000, with $131,250 outstanding as of September 30, 1996 (the "GCI Loan"),(collectively, the "Loans").

The Principal Revolver bears interest at a rate equal to prime plus .5%. The Principal Term Loan bears an interest rate of 8.717%. The Principal Mortgage Loan bears interest of 8.99%. The Second Term Loan bears an interest rate of prime plus 1.00%. The Third Term bears an interest rate of 9.42%. The Loans require the Partnership to meet certain financial covenants and restrict the ability of the Partnership to make distributions to Limited Partners without the consent of the principal lender. The Principal Revolver and the Principal Term Loan (together with the Principal Mortgage Loan provided by the principal lender) are secured by real property, fixed assets, equipment, inventory, receivables and intangibles of Whiteford's.

The GCI Loan bears interest at a rate equal to 1-1/2 % above the prime rate established from time to time by the Company's financial institution lender having the highest outstanding credit balance. The GCI Loan is secured by real property, fixed assets, equipment inventory and intangibles and is subordinated to the Principal Revolver, the Principal Term Loan, the Principal Mortgage Loan.

The Partnership leases certain equipment pursuant to a seven year lease agreement with monthly lease payments equal to $31,118. The Partnership also leases certain additional equipment for varying terms at a monthly rate of approximately $10,000.

The Partnership's 1996 capital budget calls for the expenditure of $900,000 for building, plant and equipment modifications and additions. The Partnership anticipates that such capital expenditures will be met by internally generated cash flow and other financing sources. The General Partner believes that the above credit facilities along with cash flow from operations will be sufficient to meet the Partnership's working capital and credit requirements for 1996. The General Partner also believes Whiteford's is in compliance with environmental protection laws and regulations, and does not anticipate making additional capital expenditures for such compliance in 1996.

The nature of the Partnership's business activities (primarily meat processing) are such that should annual inflation rates increase materially in the foreseeable future, the Partnership would experience increased costs for personnel and raw materials; however, it is believed that increased costs could substantially be passed on in the sales price of its products.


                                     8 of 10

PART II.  OTHER INFORMATION


Item 1.    Legal Proceeding

           The Partnership has been named as a defendant in a lawsuit filed on or about July 18, 1996, in the United States District Court for the Southern District of Texas. The Partnership was served on or about October 14, 1996. The Plaintiffs in the lawsuit are The Travelers Insurance Company, The Travelers Indemnity Company of Rhode Island, The Travelers Indemnity Company of Illinois, Charter Oak Fire Insurance Company, and Phoenix Insurance Company. The lawsuit alleges breach of contract and quantum meruit theories of recovery and seeks at least $102,607, plus pre and post-judgement interest and attorneys fees. Plaintiffs claim that this sum represents unpaid premiums under an alleged insurance agreement. The defendants are:
           Granada Corporation, G/W Foods, Inc., Granada Acquisitions, Inc., Granada Air Services, Inc., Granada Cincinnati Multifoods, Inc. d/b/a Cincinnati Multifoods d/b/a Cinti-Multi Foods, Granada Financial Services, Inc., Granada Foods, L.P. a/k/a Whiteford Partners, L.P., Granada Land & Cattle Co., Inc., Granada Programs, Inc., Granada Realty Inc., Granada/Whiteford Foods Venture, L.P., One Research Park LTD., Relle Corporation, Texas Western Beef, Inc., Granada Foods Corporation (f/k/a American Agribusiness Corp.), ACF, Inc., Dumas Cattle Feeders (division of ACF, Inc.), Sunday House Foods, Inc., Texas Meat Purveyors, Inc. (a/k/a TMP Asset Management Corporation), Granada Biosciences, Inc., Granada Biosciences, U.K., LTD., American Feeding Group Joint Venture, Granada Acquisitions Joint Ventures, Granada Building Joint Venture, Granada International Corporation, Granada Management Corporation, American Cattle Feeders (division of ACF, Inc.), Granada Feeding Company (division of ACF, Inc.), Granada Corporation d/b/a Agromarina de Panama, S.A., Granada Corporation d/b/a Blancamar Realty, S.A., Granada Corporation d/b/a Kabashiki Kaisha Granada Japan d/b/a Granada Japan Incorporated, Granada Corporation d/b/a Wortham Ranch and Granada Corporation d/b/a Scattered Oaks Ranch. As of October 31, 1996, the Partnership had not filed an answer to the lawsuit and had not commenced discovery proceedings. At this time, it is not possible to evaluate with certainty the likelihood of an unfavorable outcome.

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




                                        WHITEFORD PARTNERS, L.P.


Date  November 8, 1996                  By   /s/ Kevin T. Gannon
     -------------------                  ------------------------------
                                             Kevin T. Gannon, President
                                             Chief Executive Officer
                                             Chief Financial Officer
                                             Gannon Group, Inc.
                                             General Partner



                                    10 of 10