Form 10-K405
period 1996-12-31
WHITEFORD PARTNERS L P
filed 1997-03-31
CIK 819215

-------------------------------------------------------------------------------
                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

(Mark One)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal year ended December 31, 1996

                                         OR
[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________  to _______________

                          Commission file number:  33-15962

                              WHITEFORD PARTNERS, L.P.
                (Exact name of registrant as specified in its charter)

            DELAWARE                                    76-0222842
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)


770 NORTH CENTER STREET, VERSAILLES, OHIO                45380
-----------------------------------------              ---------
Address of principal executive offices)                (Zip Code)


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
Yes  X   No ____

* Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or informatin statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes  X   No
                                -----   -----

         At March 31, 1997, 1,306,890 Class A units had been subscribed for and issued.

-------------------------------------------------------------------------------

                                        INDEX


 ITEM
  NO.                                DESCRIPTION                       PAGE
 ----    ----------------------------------------------------------    ----

              PART I

         1.   Business                                                   3

         2.   Properties                                                 5

         3.   Legal Proceedings                                          5

         4.   Submission of Matters to a Vote of Security Holders        5


              PART II

         5.   Market for Registrant's Common Equity and Related
                Stockholder Matters                                      6

        6.    Selected Financial Data                                    7

         7.   Management's Discussion and Analysis of Results of
                Operations and Financial Condition                       8

        8.    Financial Statements and Supplementary Data               10

         9.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                     10


              PART III

         10.  Directors and Executive Officers of the Partnership       10

         11.  Executive Compensation   11

         12.  Security Ownership of Certain Beneficial Owners and
                Management                                              12

         13.  Certain Relationships and Related Transactions            12


              PART IV

         14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                 12

                                        PART I


ITEM 1.  BUSINESS

A.       GENERAL DEVELOPMENT OF BUSINESS

         Whiteford Partners, L.P. (the ``Partnership'') was formed on June 30, 1987, as a Delaware limited partnership. The Partnership consists of a General Partner ,Gannon Group, Inc., and Limited Partners. The offering period of the Partnership terminated on November 10, 1989, with $13,557,550 of Limited Partner gross subscriptions received in the form of Class A Units.
 Pursuant to the terms of the Prospectus, offering proceeds in the amount of $140,365 were returned to certain Ohio residents when the Partnership's business acquisition program was not substantially completed by December, 1989. The Partnership was organized principally to form, acquire, own and operate businesses engaged in the development, production, processing, marketing, distribution and sale of food and related products (the ``Food Businesses'').

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

         Effective July 1, 1990, the Partnership, acting through Whiteford's and North American Agrisystems, Inc. (``NAAS''), an affiliate of the former General Partner of the Partnership, ("Granada") entered into a Texas Joint venture named CMF. The principal activity of CMF was the operation of a beef and chicken further processing facility specializing in cooked products, which was owned by NAAS and located in Cincinnati, Ohio. Whiteford's contributed cash to permit CMF to place cash on deposit for facilities usage and provide working capital and capital expenditure funding for CMF. Whiteford's sharing ratio throughout the venture's operation was 50%. In September of 1991, Granada Management Corporation determined that the continued operation of CMF would no longer be in the best interest of the Partnership due to insufficient sales to cover operating costs. A wind down of the operation of CMF began in October 1991 and was completed in April 1992. Operations subsequent to September 30, 1991, were allocated to Whiteford's under the plan of CMF dissolution. Subsequent to September 30, 1991, Granada Management Corporation advised the Partnership that NAAS and its affiliates would be unable to contribute cash to fully satisfy NAAS's negative capital account in the CMF joint venture and other receivables. Effective October 1, 1991, NAAS assigned its economic interest in the CMF plant and equipment, subject to an existing first mortgage encumbrance of approximately $150,000, to the Partnership. On December 30, 1992, the partnership sold the CMF Plant and remaining equipment for $162,975. All net proceeds realizable from these sales were assigned to Whiteford's and the Partnership.

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

VERSAILLES, OHIO PLANT OPERATION

         Whiteford's is a further processor and distributor of meat products to major fast food restaurants and regional chains. It serves major metropolitan areas such as Chicago, Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Louisville and St. Louis. Whiteford's principal products are fresh frozen hamburger patties; precooked and uncooked ground beef, taco meat and roast beef; marinated beef entrees; and other items processed to customers' specifications. Major food chains served include Burger King, Rally's and Crackerbarrel.

         Whiteford's purchases products principally from major domestic packers and regional distributors. However, it also utilizes imported beef. The General Partner believes its sources of supply are adequate for the foreseeable future.

         For the years ended December 31, 1996, 1995 and 1994, Whiteford's processed and sold 64.8 million pounds of products ($59.0 million), 59.8 million pounds of products ($57.6 million) and 58.9 million pounds of products ($64.1 million) respectfully, through its further processing and distribution operations.

MARKETING AND SALES

         Whiteford's customers consist primarily of major national and regional fast food retail chains in addition to HRI (Hotel, Restaurant, Institutional) customers and food products distributors. Sales operations are conducted locally by sales representatives from the Versailles location and through unaffiliated food products distributors and food brokers.

         The following customers contributed more than 10% of Whiteford's revenues for the fiscal year ended December 31, 1996: Gordon Food Service, 20.69%; Prosource Distribution Service, 18.80%; Maines Paper and Food Service, 15.38%; Sygma Network of Ohio, Inc., 14.00%; and I Supply, 13.71%.

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

REGULATORY MATTERS

         All of Whiteford's meat production operations are subject to ongoing inspection and regulation by the United States Department of Agriculture (``USDA''). Whiteford's plant and facilities are subject to periodic or continuous inspection, without advance notice, by USDA employees to ensure compliance with USDA standards of sanitation, product composition, packaging and labeling. All producers of meat and other food products must comply with substantially similar standards. Compliance with these standards is not expected to have a significant effect on Whiteford's competitive position.

         Whiteford's is subject to federal, state and local laws and regulations governing environmental protection, compliance with which has required capital and operating expenditures. The General Partner believes Whiteford's is in substantial compliance with such laws and regulations and does not anticipate making additional capital expenditures for such compliance in 1997. The General Partner is not aware of any violations of, or pending changes in such laws and regulations that are likely to result in material penalties or material increases in compliance costs. Changes in the requirements or mode of enforcement of certain of these laws and regulations, however, could impose additional costs upon Whiteford's which could materially and adversely affect its cost of doing business.

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

         The Whiteford's operation at Versailles, Ohio employed 252 personnel at December 31, 1996. The General Partner believes there will be sufficient personnel available to adequately manage the Partnership's business affairs.

ITEM 2.  PROPERTIES

PROPERTIES UTILIZED BY THE PARTNERSHIP

         The Partnership's executive offices are those of the General
Partner, located at 770 North Center Street, Versailles, Ohio   45380.

         The following table sets forth Whiteford's operational facilities and approximate capacities as of December 31, 1996.

                                                                          ESTIMATED ANNUAL
                                                                         TONS OF PRODUCTION
                                                                       --------------------
                          GENERAL                                                     1996
   LOCATION              CHARACTER                SIZE                  CAPACITY     ACTUAL
---------------------    ----------  --------------------------------  ---------   --------
Versailles, Ohio         Meat         Two separate facilities             40,000     32,400
                         Processing   (1) 70,000 and (1) 33,000
                         Plant        square feet on 20 acres
                                      of land, (8)
                                      hamburger/specialty
                                      lines, (2) grinding
                                      lines, (1) precooked
                                      line, (3) smoke houses,
                                      freezers, coolers, dry
                                      storage and office space.




All Whiteford's facilities are subject to a mortgage with two banks and subordinated mortgage with Greenaway Consultant, Inc.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending or threatened legal proceedings involving the Partnership, known to either the Partnership or the General Partner.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Limited Partners of the Partnership during 1996.

                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Partnership's Limited Partnership Units.

         The following table sets forth the amounts and dates of distributions to holders of Limited Partnership Units in 1994 and 1995. There were no distributions during 1996.

                                                         Amount Per Limited
              Date              Aggregate Amount          Partnership Unit
              ----             -----------------         ------------------
         March 15, 1994           $    26,137.80           $    0.02
         June  15, 1994                26,137.80                0.02
         September 15, 1994            26,137.80                0.02
         December 15, 1994             52,275.60                0.04
         March 15, 1995                52,275.60                0.04
         June 15, 1995                 52,275.60                0.04

         Certain of the Partnership's loans with its lender contain restrictive covenants. One of the covenants restricts the Partnership from declaring or paying any distributions to its partners without the prior written consent of the bank, except for amounts already classified as reinvested distributions in the balance sheet.

         The following table sets forth the approximate number of holders of record of the equity securities of the Partnership as of December 31, 1996:

         Title of Class                    Number of Record Holders
         --------------                    ------------------------
         Limited Partnership Units               1,564

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


                                                                       YEAR ENDED DECEMBER 31
                               -------------------------------------------------------------------------------------------
                                          1996               1995               1994              1993           1992
                                  -----------------    --------------     ----------------    ------------   ------------
STATEMENT OF OPERATIONS DATA:
Revenues:
   Sale of meat products            $ 59,026,632         $ 57,667,240         $ 64,108,391     $ 63,182,785    $49,859,114
   Interest and other                    339,931              159,531              236,930          156,012        125,016
                                   -------------         ------------         ------------     ------------    -----------
         Total revenues               59,366,563           57,826,771           64,345,321       63,338,797     49,984,130
                                   -------------         ------------         ------------     ------------    -----------
Cost of sales                         54,188,228           53,757,014           60,428,954       60,119,285     47,245,087
                                   -------------         ------------         ------------     ------------    -----------
Gross Profit
   Meat products                       4,838,404            3,910,226            3,679,437        3,063,500      2,614,027
   Other                                 339,931              159,531              236,930          156,012        125,016
                                   -------------         ------------         ------------     ------------    -----------
         Total gross profit            5,178,335            4,069,757            3,916,367        3,219,512      2,739,043
                                   -------------         ------------         ------------     ------------    -----------

Selling and admin expenses             2,211,351            2,197,506            1,963,623        1,622,827      1,572,973
Depreciation, amortization
  and interest                         1,986,149            1,851,707            1,121,232        1,072,817        918,410
Other expense                            163,157                   --                   --               --             --
                                   -------------         ------------         ------------     ------------    -----------
                                       4,360,657            4,049,213            3,084,855        2,695,644      2,491,383
                                   -------------         ------------         ------------     ------------    -----------

Income before joint
  venture operations                     817,678               20,544              831,512          523,868        247,660
Equity in operations and
   liquidation of unconsolidated
   joint venture                              --                   --                  --                --       (573,171)
                                   -------------         ------------         ------------     ------------    -----------
         Net Income (loss)          $    817,678          $    20,544        $     831,512       $  523,868     $ (325,511)
                                   -------------         ------------         ------------     ------------    -----------
                                   -------------         ------------         ------------     ------------    -----------
Income (loss) per unit of
   Limited Partners' Capital           $    0.63            $    0.02            $    0.64       $     0.40        $ (0.24)
                                   -------------         ------------         ------------     ------------    -----------
                                   -------------         ------------         ------------     ------------    -----------
Weighted average units
   outstanding                         1,306,890            1,306,890            1,306,890        1,323,473      1,340,055
                                   -------------         ------------         ------------     ------------    -----------
                                   -------------         ------------         ------------     ------------    -----------

BALANCE SHEET DATA (DECEMBER 31):

   Working capital (deficit)         $   156,933        $    (525,037)        $    154,050     $    890,360    $   307,403
   Total assets                      $21,566,960        $  22,280,444         $ 19,339,095     $ 15,970,758    $16,070,647
   Long-term debt, less current
      maturities                     $ 5,704,645        $   6,754,525         $  5,245,342     $  3,578,836    $ 2,995,969
   Total partners' capital           $ 9,610,163        $   8,792,485         $  8,877,538     $  8,178,022    $ 7,898,758



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

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Revenues for the year ended December 31, 1996 were $59,366,563 versus $57,826,771 for the year ended December 31, 1995, an increase of 2.7%.
 During the 1996 period, 64,788,156 pounds of meat products were sold versus 59,776,527 pounds during the 1995 period, an increase of 5,011,629 pounds or 8.4%. The increase in pounds of meat products sold is primarily attributable to the increased sales effort and production capabilities at the Versailles plant. Sales revenues did not increase commensurately due to declining commodity prices during 1996. The average sales price per pound for 1996 was $.911 versus the average sales price per pound for 1995 of $.965.

         Costs of meat products sold for the year ended December 31, 1996 were $54,188,228 versus $53,757,014 for the year ended December 31, 1995, an increase of 0.8% During the 1996 period, 64,788,156 pounds of meat products were sold versus 59,776,527 pounds during the 1995 period, an increase of 8.4%. The average cost of meat products sold for 1996 was $.836 versus $.899 in the 1995 period, a decrease of 7.0%. The decline in the cost per pound is primarily attributable to general commodity price declines. The General Partner expects general commodity prices to decline slightly during 1997.

         Gross margins on meat sales were 8.2% for the year ended December 31, 1996 and 6.8% for the 1995 period. This increase is gross margins is primarily attributable to: i) decline in raw material costs associated with the general decline in meat prices during the 1996 period versus the 1995 period; ii) the semi-variable nature of certain costs in the costs of meat products sold such as labor, packaging, and utilities and iii) the increased efficiencies associated with the recently renovated Versailles plant whereby lower labor and utilities costs are realized in the manufacture and warehousing of products.

         Selling and administrative expenses increased to $2,211,351 during the year ended December 31, 1996 versus $2,197,506 for the same period in 1995, an increase of 0.6%.

         Depreciation and amortization expense for the year ended December 31, 1996 was $1,146,951 versus $1,052,213 for the same period in 1995, an increase of 9.0%. Such increase is primarily due to the expansion of the freezer space at the Versailles plant. Such construction project was completed during 1995 and the property was put into service in March 1995.

         Interest expense for the year ended December 31, 1996 was $839,198 versus interest expense of $799,494 for the same period in 1995. This increase of $39,704 primarily relates to the increase in the average debt outstanding during 1996 due primarily to the $3.8 million expansion of the Versailles plant.

         The Partnership reported net income of $817,678 for the year ended December 31, 1996 versus $20,544 for the 1995 period. This increase in operating profit is primarily attributable to the renovation of the fixed plant including the construction of freezer space and the installation of new equipment during 1995. The construction and installation disrupted the normal operations of the plant resulting in an inefficient production process during the first six months of 1995. Management estimates the loss due to their inefficiency amounted to $400,000.

YEAR ENDED DECEMBER 31, 1995, COMPARED TO YEAR ENDED DECEMBER 31, 1994

         Revenues for the year ended December 31, 1995 were $57,826,771 versus $64,345,321 for 1994, a decrease of 10.1% over the revenues for the prior period. This decrease was primarily attributable to the general commodity price decline.

         Gross profit from the sale of meat products increased to $3,910,226 in 1995 from $3,679,437 in 1994, reflecting an increase of pounds sold. Gross margins for 1995 were 6.8% versus 5.7% in 1994.

         Selling and administrative expenses increased to $2,197,506 in 1995 from $1,963,623 in 1994, a total increase of $233,883 or 11.9% over 1994 amounts. This increase was primarily attributable to increased poundage. Selling and administrative expenses represented 3.8% of sales in 1995 versus 3.1% of revenue during 1994.

         Depreciation and amortization increased to $1,052,213 in 1995 from $831,116 in 1994, a total increase of $221,097, due primarily to the expansion of the Versailles, Ohio facility and equipment used therein.

         Interest expense increased to $799,494 in 1995 from $290,116 in 1994. The increase was primarily attributable to an increase in the average debt outstanding during 1995 due primarily to the $3.8 million expansion of the Versailles plant.

         The Partnership reported a net income of $20,544 for 1995 versus a net income of $831,512 for 1994.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996, the Partnership had a positive working capital position of $156,933, versus a negative working capital of $525,037 at December 31, 1995. The increase in the working capital position is primarily attributable to the retention of profits for 1996.

         Cash provided by operating activities was $1,289,705 for the year ended December 31, 1996 reflecting net income of $817,678, depreciation and amortization of $1,146,951, offset by net decreases in other net operating assets of $674,924. Cash provided by operating activities for the year ended December 31, 1995 was $849,003, with a net income of $20,544, depreciation and amortization of $1,052,213, offset by net decreases in other net operating assets of $223,754.

         Cash used in investing activities was $335,936 for 1996 versus $3,155,430 for 1995. The decrease in cash used in investing activities is primarily attributable to the completion of the freezer expansion at the Versailles plant.

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

         The Administrative Management Fees paid to the General Partner and recorded by the Partnership were -0- in 1996, $10,455 in 1995, $13,069 in 1994, $2,614 in 1993, and -0- in 1992. Suspended fees during 1996, 1995,
1994, 1993 and 1992 respectively, are $300,000, $290,000, $222,000, $229,000, and $228,000.

         Cash provided by financing activities for 1996 consisted of net decreases in bank debt of $1,320,853.

         Whiteford's working capital and equipment requirements are primarily met by (a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $2,600,000 (with $2,053,347 outstanding at December 31, 1996), (the "Principal Revolver"); (b) a five year term credit facility of $2,200,000 (the "Principal Term Loan"); (c) a five year credit facility of $4,165,000 (the "Principal Mortgage Loan"); (d) a two year credit facility of $700,000, (the "Second Term Loan"); (e) a five year credit facility of $500,000, (the "Third Term Loan") and (f) a credit facility with Greenaway Consultant, Inc. for $420,000, with $105,000 outstanding as of December 31, 1996 (the "GCI Loan"),(collectively, the "Loans").

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

         The Partnership's 1997 capital budget calls for the expenditure of approximately $800,000 for building, plant, and equipment modifications and additions. The General Partner believes Whiteford's is in compliance with environmental protection laws and regulations, and does not anticipate making additional capital expenditures for such compliance in 1997. Such amounts are expected to be funded by internally generated cash flow. The General Partner believes that the above credit facilities along with cash flow from operations will be sufficient to meet the Partnerships' working capital and credit requirements for 1997.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                              PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

MANAGEMENT

         The Partnership has no officers or directors. The affairs of the Partnership are managed by the Gannon Group, Inc., the General Partner. The directors, executive officers and key employees of the General Partner as of December 31, 1996, are as follows:

         KEVIN T. GANNON, age 40, sole director, President and sole stockholder of Gannon Group, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

CURRENT YEAR REMUNERATION

         The Partnership has no officers or directors. Accordingly, no direct remuneration was paid to officers and directors of the Partnership for the year ended December 31, 1996. Remuneration to the General Partner is pursuant to Articles VI of the LIMITED PARTNERSHIP AGREEMENT (filed as Exhibit A to the Prospectus included in the Partnership's Registration Statement on Form S-1 [File No. 2-98273]) and incorporated herein by reference.

         Pursuant to Section 6.4(c) of the Limited Partnership Agreement, the general partner is entitled to receive a management fee of approximately $300,000 for the calendar year 1996. However, Section 6.4(c)(v) limits all amounts payable to the General Partner pursuant to Section 6.4(c) to an amount which does not exceed 10% of aggregate distributions to Partners from "Cash Available for Distributions". Under the Limited Partnership Agreement, Cash Available for Distributions is comprised of cash funds from operations (after all expenses, debt repayments, capital improvements and replacements, but before depreciation) less amounts set aside for restoration or reserves. That portion of the management fee in excess of such 10% limitation is suspended, and future payment is delayed until such payment may be made without exceeding such limit.

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

         During calendar year 1996, the Partnership made no distributions to the Partners. During calendar year 1995 and 1994, the Partnership made aggregate distributions to Partners from Cash Available for Distribution in the amounts of $104,551 and $130,689. As a result in 1995, the Partnership paid the General Partner 10% of such amount or $10,455, and suspended payment of approximately $290,000 of such management fee. The cumulative amount of annual management fees that have been suspended is $1,269,000. Suspended fees during 1996, 1995, 1994, 1993, and 1992, respectively, are $300,000,
$290,000, $222,000, $229,000, and $228,000.

OTHER COMPENSATION ARRANGEMENTS

         There is no plan provided for or contributed to by the Partnership or the General Partner which provides annuity, pension or retirement benefits for the General Partner or the officers and directors of the General Partner.
 There is no existing plan provided for or contributed to by the General Partner which provides annuity, pension or benefits for its officers or directors. There are no arrangements for remuneration covering services as a director between the Partnership and any director of the General Partner. No options to purchase any securities of the General Partner were granted or exercised during its fiscal year ended December 31, 1996. No options were held to purchase securities of the Partnership as of December 31, 1996, and as of the date hereof.

         After the Partnership acquired the assets of Whiteford's, Inc., Whiteford's entered into a Services Agreement with Greenaway Consultant, Inc. ("GCI") under which GCI managed Whiteford's. GCI is owned by one of Whiteford's, Inc.'s former principal shareholders.

         Subsequent to the Services Agreement, Whiteford's determined that it was desirable to lessen the cash flow burden resulting from the Installment Loan and the tax payment obligation. Whiteford's determined it was in a position to refinance $250,000 of the Installment Loan on a more favorable amortization basis and at a more favorable interest rate. As a result, Whiteford's consulted with GCI about GCI's willingness to accept a partial payment of the Installment Loan, extend the payments under the Installment Loan and to accept a right to receive payments in the future in lieu of being awarded part of the limited partnership units. As a result , Whiteford's and GCI entered into a "1993 Services Agreement" which (i) rescinds the original Services Agreement and the Letter Agreement, (ii) reaffirms the covenant not to compete for GCI and its shareholder, (iii) provides for the remaining principal balance of the Installment Loan ($420,000) to be payable over a four year period with quarterly principal payments of $26,250 plus interest, (the first quarterly payment beginning March 31, 1994), (iv) restricts GCI's equity interest in the limited partnership units to 1.00% (all of which has been delivered to GCI effective

January 1, 1994), (v) provides for Whiteford's payment to GCI of approximately $250,000 per year for its management services, and $500,000 upon a change of control or the sale of substantially all Whiteford's assets.

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


                                                 Whiteford Partners L.P.
                                               -----------------------------
                                                       (Registrant)
                                                   By Gannon Group, Inc.
                                                    Its General Partner


Date:   March 28, 1997                            /s/ Kevin T. Gannon
        --------------                        -----------------------------
                                                  Chief Executive Officer
                                                      and President


     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

    SIGNATURES                     TITLE                       DATE
----------------------  ----------------------------      --------------

/s/ Kevin T. Gannon     Chief Executive Officer,          March 28, 1997
-------------------     President, Chairman of the Board
  Kevin T. Gannon       and Sole Director (Principal
                        Executive Officer), Chief
                        Financial Officer, and Chief
                        Accounting Officer

                              ANNUAL REPORT ON FORM 10-K

                      ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)

                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   CERTAIN EXHIBITS

                             YEAR ENDED DECEMBER 31, 1996

                               WHITEFORD PARTNERS, L.P.

FORM 10-K -- ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)

         The following financial statements and financial statement schedules of the Partnership are included as part of this report at Item 8:

(a) 1.   Financial Statements


              CONSOLIDATED BALANCE SHEETS - December 31, 1996, and 1995.

              CONSOLIDATED STATEMENTS OF OPERATIONS - for the years ended December 31, 1996, 1995, and 1994.

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - for the years ended December 31, 1996, 1995, and 1994.

              CONSOLIDATED STATEMENTS OF CASH FLOWS - for the years ended December 31, 1996, 1995, and 1994.

              Notes to Consolidated Financial Statements

              Independent Auditors' Report


(a) 2.   See Index to Exhibits immediately following the financial statement schedules.

                       WHITEFORD PARTNERS, L.P.
                     CONSOLIDATED BALANCE SHEETS

                                                             December 31,
                                                     -------------------------
                                                        1996           1995
                                                     ----------     ----------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                    $    121,163    $   488,247
      Accounts receivable - trade                     3,196,376      2,545,169
      Inventories                                     2,612,515      2,419,466
      Prepaid expenses                                  479,031        755,515
                                                   ------------    -----------
                   TOTAL CURRENT ASSETS               6,409,085      6,208,397

PROPERTY AND EQUIPMENT:
      Land and improvements                              86,700         86,700
      Buildings                                       7,169,342      7,029,646
      Machinery and equipment                         9,096,286      9,183,329
      Accumulated depreciation                       (4,154,597)    (3,315,265)
                                                  -------------    -----------
                   TOTAL PROPERTY AND EQUIPMENT      12,197,731     12,984,410

OTHER ASSETS - NET OF AMORTIZATION                    2,960,144      3,087,637
                                                  -------------    -----------
                        TOTAL ASSETS                $21,566,960    $22,280,444
                                                  -------------    -----------
                                                  -------------    -----------
LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
      Accounts payable - trade                     $  2,685,099    $ 2,700,444
      Notes payable and current maturities
        on long-term debt                             2,827,006      3,097,979
      Accrued expenses and other liabilities            740,047        935,011
                                                  -------------    -----------
                   TOTAL CURRENT LIABILITIES          6,252,152      6,733,434

LONG-TERM DEBT                                        5,704,645      6,754,525

PARTNERS' CAPITAL:
      General Partner:
           Capital contributions                        132,931        132,931
           Capital transfers to Limited Partners       (117,800)      (117,800)
           Interest in Partnership net income            16,140          7,963
           Distributions                                (32,943)       (32,943)
                                                  -------------     ----------
                                                         (1,672)        (9,849)

      Class A Limited Partners:
           Capital contributions, net of
             organization and offering costs
             of $2,010,082                           11,172,274     11,172,274
           Capital transfers from the General Partner   116,554        116,554
           Interest in Partnership net income         1,586,849        777,348
           Distributions                             (3,263,842)    (3,263,842)
                                                   ------------    -----------
                                                      9,611,835      8,802,334
                                                   ------------    -----------
           TOTAL PARTNERS' CAPITAL                    9,610,163      8,792,485
                                                   ------------    -----------

             TOTAL LIABILITIES & PARTNERS' CAPITAL $ 21,566,960    $22,280,444
                                                   ------------    -----------
                                                   ------------    -----------

         See notes to consolidated financial statements.

                               WHITEFORD PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year Ended December 31
                                                     ------------------------------------------------
                                                         1996               1995              1994
                                                     -----------      --------------    -------------

REVENUES
         Sales of meat products                    $  59,026,632     $    57,667,240       64,108,391
         Interest and other                              339,931             159,531          236,930
                                                   -------------     ---------------     ------------
                                                      59,366,563          57,826,771       64,345,321

COST AND EXPENSES
         Cost of meat products sold                   54,188,228          53,757,014       60,428,954
         Selling and administrative                    2,211,351           2,187,051        1,950,554
         Administrative fee -- General Partner                --              10,455           13,069
         Depreciation and amortization                 1,146,951           1,052,213          831,116
         Interest                                        839,198             799,494          290,116
         Other                                           163,157                  --               --
                                                  --------------     ---------------     ------------
                                                      58,548,885          57,806,227       63,513,809
                                                  --------------     ---------------     ------------
                   NET INCOME                     $      817,678      $       20,544     $    831,512
                                                  --------------     ---------------     ------------
                                                  --------------     ---------------     ------------


Summary of net income allocated to:
         General Partner                          $        8,177      $          205     $      8,315
         Class A Limited Partners                        809,501              20,339          823,197
                                                  --------------     ---------------     ------------
                                                  $      817,678      $       20,544     $    831,512
                                                  --------------     ---------------     ------------
                                                  --------------     ---------------     ------------
Net income per unit of Limited Partner Capital    $         0.63      $         0.02     $       0.64
                                                  --------------     ---------------     ------------
                                                  --------------     ---------------     ------------
Weighted average units issued and outstanding          1,306,890           1,306,890        1,306,890
                                                  --------------     ---------------     ------------
                                                  --------------     ---------------     ------------

         See notes to consolidated financial statements.

                               WHITEFORD PARTNERS, L.P.
               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                          GENERAL PARTNER                               LIMITED PARTNERS
                                 -------------------------------------      ------------------------------------------
                                                                            CAPITAL CONTRIBUTIONS
                                                                            ---------------------
                                               CAPITAL                                                  INTEREST
                                   CAPITAL    TRANSFERS  INTEREST               FROM        FROM         IN NET
                                   CONTRI-   TO LIMITED   IN NET    DISTRI-    LIMITED     GENERAL       INCOME       DISTRI-
                                   BUTION     PARTNERS    INCOME    BUTIONS    PARTNERS    PARTNER       (LOSS)       BUTIONS
                                  ----------  ----------  -------- ---------  ----------  ----------   ----------  -------------
Balances, December 31, 1993       $  132,931  $(117,800)  $  (557)  $(30,590) $11,172,274  $ 116,554  $   (66,188)   $(3,028,602)

Net Income                                                  8,315                                         823,197
Distributions                                                         (1,307)                                           (130,689)
                                  ----------  ----------  -------   --------  -----------  ---------  -----------    ------------
Balances, December 31, 1994          132,931   (117,800)    7,758    (31,897)  11,172,274    116,554      757,009     (3,159,291)

Net Income                                                    205                                          20,339
Distributions                                                         (1,046)                                           (104,551)
                                  ----------  ----------  -------   --------- -----------  ---------   ----------    ------------
Balances, December 31, 1995          132,931   (117,800)    7,963    (32,943)  11,172,274    116,554      777,348     (3,263,842)

Net Income                                                  8,177                                         809,501
                                  ----------  ----------  -------   --------- -----------  ----------  ----------    ------------
Balances, December 31, 1996       $  132,931  $(117,800)  $16,140   $(32,943) $11,172,274   $ 116,554  $1,586,849    $(3,263,842)
                                  ----------  ----------  -------   --------- -----------  ----------  ----------

           $.10 and .10 weighted average outstanding units of Limited Capital in 1996 and 1995 respectively.

                   See notes to consolidated financial statements.

                               WHITEFORD PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------
                                                                       1996               1995                1994
                                                                    ------------     -------------    ---------------
OPERATING ACTIVITIES:
         Net income                                                 $    817,678   $      20,544      $      831,512
         Adjustments to reconcile net income to net cash
              provided by operating activities:
              Depreciation and amortization                            1,146,951       1,052,213             831,116
              Loss (Gain) on sale of fixed assets                        103,157             ---                (914)
              Increase (decrease) operating assets and liabilities:
                   Accounts receivable                                  (651,207)       (113,339)            601,736
                   Inventories                                          (193,049)          9,887            (548,347)
                   Prepaid expenses                                      276,484        (675,890)             (8,943)
                   Accounts payable                                      (15,345)        246,603             497,701
                   Accrued expenses and other liabilities               (194,964)        308,985             269,244
                                                                    ------------   -------------      --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,289,705         849,003           2,473,105

INVESTING ACTIVITIES:
         Purchase of property and equipment                             (443,036)     (3,155,430)         (3,937,035)
         Proceeds from disposal of property and equipment                107,100             ---               4,500
                                                                    ------------    ------------      --------------
NET CASH USED IN INVESTING ACTIVITIES                                   (335,936)     (3,155,430)         (3,932,535)

FINANCING ACTIVITIES:
         Proceeds from notes payable and long-term debt               18,795,383      19,484,383          26,074,600
         Payments on notes payable                                   (20,116,236)    (17,013,569)        (24,172,725)
         Distributions to Limited and General Partners                       ---        (105,597)           (131,996)
                                                                    ------------    ------------      --------------
NET CASH PROVIDED BY
         FINANCING ACTIVITIES                                         (1,320,853)      2,365,217           1,769,879
                                                                    ------------    ------------      --------------
(DECREASE) INCREASE IN CASH AND CASH
         EQUIVALENTS                                                    (367,084)         58,790             310,449
CASH AND CASH EQUIVALENTS AT
         BEGINNING OF PERIOD                                             488,247         429,457             119,008
                                                                    ------------    ------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    121,163    $    488,247        $    429,457
                                                                    ------------    ------------       -------------
                                                                    ------------    ------------       -------------

                   See notes to consolidated financial statements.

 WHITEFORD PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995
------------------------------------------------------------------------------
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

         At December 31, 1996 and at December 31, 1995, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

         INVENTORIES. Inventories of meat, meat products and packaging supplies are stated at the lower of first-in, first-out (FIFO) cost or market. The major components of inventories are as follows at December 31:

                                                 1996               1995
                                             -------------       ------------
            Finished products                  $  721,949         $  920,800
            Raw materials                         793,511            621,548
            Packaging supplies and other        1,097,055            877,118
                                               ----------        -----------
                                               $2,612,515         $2,419,466
                                               ----------        -----------
                                               ----------        -----------

        PROPERTY AND EQUIPMENT. Property and equipment is stated at cost. Depreciation, computed using the straight-line method on the basis of the estimated useful lives of the depreciable assets, was $1,019,458, $924,719 and $703,623 in years 1996, 1995 and 1994, respectively. The costs of ordinary repairs and maintenance are charged to expense, while betterment and major replacements are capitalized.

        The carrying value of property and equipment and other long lived assets is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates the carrying value of the assets may not be recoverable, based on estimates of their undiscounted cash flows, the carrying value will be reduced to the asset's fair market value.

        OTHER ASSETS. Goodwill associated with the acquisition of Whiteford's Inc. is being amortized on a straight-line basis over a thirty-year period. Accumulated amortization at December 31, 1996, 1995, and 1994, was $839,345, $718,476 and $597,606, respectively.

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

       INCOME TAXES. The Partnership files an information tax return. The items of income and expense are allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership. At December 31, 1996, the book basis of assets exceeds the tax basis of such assets by approximately $235,185 primarily due to the use of accelerated depreciation methods utilized for tax reporting purposes.

       CASH, CASH EQUIVALENTS AND CASH FLOWS. For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Total interest paid was $859,393, $747,059 and $394,766 for 1996, 1995 and 1994, respectively.

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

       The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $10,455 in 1995, $13,069 in 1994 and $2,614 in 1993. There were no adminstrative fees paid to the General Partner in 1996. Suspended fees during 1996, 1995, 1994 and 1993 respectively are $300,000, $290,000, $222,000 and $229,000. The Partnership also has a service agreement with Greenaway Consultant, Inc. (GCI), which provides for the former principal owner of Whiteford's to provide consulting services to the Partnership. The agreement is for approximately five years expiring December 31, 1997, and provides minimum consulting fees of approximately $250,000 per annum. During 1996, 1995, 1994 and 1993 the minimum was paid. In addition, GCI will receive limited partnership units ultimately representing 1.0%, (all of which was received as of December 31, 1994) of all outstanding limited partnership units of Whiteford's. GCI will receive payment of $500,000 upon a change of control or sale of substantially all of the assets of the Partnership.

NOTE D - LONG TERM DEBT

The following schedule summarizes long-term debt at December 31:

                                                                                       1996                1995
                                                                                   -------------      ---------------
Notes payable to bank due March, 2000
         interest at 8.99% at December 31, 1996                                     $  3,887,105        $  4,046,215

Notes payable to bank due July, 1999,
         interest at 8.717% at December 31, 1996                                       1,590,087           1,853,018

Revolving credit agreement with a bank, due
         July 1997, interest at prime 1/2% at December 31, 1996                        2,053,347           2,312,289

Note payable to Greenaway Consultant, Inc.,
         due December 31, 1997, interest at prime plus 1.5% at December 31, 1996         105,000             262,500

Note payable to bank due April, 1998,
         interest at prime plus 1.25% at December 31, 1996                               450,000             700,000

Note payable to bank due May, 2000
         interest at 9.42% at December 31, 1996                                          368,923             454,732

Other                                                                                     77,189             223,750
                                                                                    ------------        ------------
                                                                                    $  8,531,651        $  9,852,504
Less portion classified as current                                                     2,827,006           3,097,979
                                                                                    ------------        ------------
                                                                                    $  5,704,645        $  6,754,525
                                                                                    ------------        ------------
                                                                                    ------------        ------------


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

         The revolving credit agreement permits borrowing of up to $2,600,000 of which $546,653 was available at December 31, 1996. Long-term debt and borrowing under the revolving credit agreement are collateralized by substantially all of the Partnership's property and equipment, inventory and accounts receivable.

         The aggregate annual maturities on the long-term debt for the Partnership for the four years subsequent to 1997 are: $625,288, $683,430, $675,756, and $3,720,171.

         During 1996, 1995 and 1994, the weighted average interest rate on short-term borrowing was 9.1%, 9.4% and 8.3% respectively, while the weighted average month end amount outstanding was $3,145,390, $2,812,838 and $1,541,883 respectively. The largest outstanding month end balance was $3,285,690 in 1996, $3,245,938 during 1995 and $2,294,073 during 1994.

NOTE E - LEASES

              LEASE COMMITMENTS. The Partnership's leases, buildings and equipment, are under various noncancelable operating lease agreements. Lease rental expense for 1996, 1995 and 1994 was $749,132, $375,963 and $215,574,
respectively. The future minimum lease payments under the leases are as follows:

                      1997                      $   784,443
                      1998                          754,474
                      1999                          719,196
                      2000                          688,775
                      2001                          519,406
                      Thereafter                    136,349
                                                -----------
                                                $ 3,602,643
                                                -----------
                                                -----------

NOTE F - EMPLOYEE BENEFIT PLAN

              The Partnership has a 401K Plan which covers substantially all employees who have completed one year of service. The Partnership matches a percentage up to 25% of the participant's contributions up to 6% of employee eligible compensation. Contributions to the Plan were $12,152 in 1996, $10,900 in 1995, and $8,200 in 1994.

NOTE G - MAJOR CUSTOMERS

              Whiteford's facility, located in Versailles, Ohio, operates as a further processor and distributor of beef products to major fast food restaurants and regional chains. Whiteford's principal products are fresh frozen hamburger patties; precooked and uncooked ground beef taco meat and roast beef, marinated beef entrees; and other items processed to the customers' specifications. Major food chains served include Burger King, Rally's and Cracker Barrel.

         Sales of meat products to major customers are summarized as follows for the fiscal years ended December 31, 1996, and 1995.

                   CUSTOMER                 1996               1995
                   --------            -----------        ------------
                   A                   $12,280,924         $11,621,477
                   B                    11,163,393           9,803,698
                   C                     9,133,022           7,345,095
                   D                     8,307,416           7,233,692
                   E                     8,140,374           5,836,108
                   F                     1,893,490           5,140,614
                                       -----------         -----------
                                       $50,918,619         $46,980,684
                                       -----------         -----------
                                       -----------         -----------

         The total amounts receivable from these customers on December 31, 1996, and 1995, were $2,460,866 and $2,008,659, respectively.

                                     [LETTERHEAD]


                              REPORT OF INDEPENDENT AUDITORS


Limited and General Partners
Whiteford Partners, L.P.


We have audited the accompanying consolidated balance sheets of Whiteford Partners, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whiteford Partners, L.P. and subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                           ERNST & YOUNG LLP

January 31, 1997

                              INDEX TO ATTACHED EXHIBITS

EXHIBIT
-------  ---------------------------------------------------------------------
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





                          INDEX TO ATTACHED EXHIBITS (CONT.)


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


                          INDEX TO ATTACHED EXHIBITS (CONT.)


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

10.22    Term note B dated April 14, 1995, between Whiteford Foods
         Venture, L.P. and PNC Bank, Ohio, National Association, incorporated by reference to Exhibit 10.22 to the Partnership's
         Annual Report on Form 10K for the year ended December 31, 1995.

10.23    Note payable dated September 18, 1995, between Whiteford Foods
         Venture, L.P. and PNC Bank, Ohio, National Association, incorporated by reference to Exhibit 10.23 to the Partnership's
         Annual Report on Form 10K for the year ended December 31, 1995.

10.24 Second amendment to Revolving Note dated July 11, 1995, incorporated by reference to Exhibit 10.24 to the Partnership's
         Annual Report on Form 10K for the year ended December 31, 1995.

10.25 Second amendment to Credit agreement dated July 11, 1995, incorporated by reference to Exhibit 10.25 to the Partnership's
         Annual Report on Form 10K for the year ended December 31, 1995.

10.26 Third amendment to Credit agreement dated July 11, 1995, incorporated by reference to Exhibit 10.26 to the Partnership's
         Annual Report on Form 10K for the year ended December 31, 1995.

10.27    Guarantee Compensation agreement dated September 18, 1995 between
         Whiteford Foods Venture, L.P. and Albert D. Greenaway, incorporated by reference to Exhibit 10.27 to the Partnership's
         Annual Report on Form 10K for the year ended December 31, 1995.

10.28    Mortgage granted to Albert D. Greenaway by Whiteford Foods
         Venture, L.P., incorporated by reference to Exhibit 10.28 to the Partnership's Annual Report on Form 10K for the year ended
         December 31, 1995.



                          INDEX TO ATTACHED EXHIBITS (CONT.)


10.29    Mortgage granted to Albert D. Greenaway by Whiteford Foods
         Venture, L.P., incorporated by reference to Exhibit 10.29 to the Partnership's Annual Report on Form 10K for the year ended
         December 31, 1995.

10.30    Security agreement dated September 18, 1995 between Whiteford
         Foods Venture, L.P. and Albert D. Greenaway, incorporated by reference to Exhibit 10.30 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1995.

10.31    Fifth Amendment to Credit Agreement dated May 9, 1996.

10.32    Lease agreement dated October 8, 1996 between Whiteford Foods
         Venture, L.P. and Fifth Third Leasing.

10.33    Lease agreement dated November 1, 1996 between Whiteford Foods
         Venture, L.P. and PNC Leasing Corporation.

13.      1990 Annual Report to Limited Partners, incorporated by reference to
         Exhibit 13 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1990.
