Form 10-Q
period 1997-03-31
WHITEFORD PARTNERS L P
filed 1997-05-12
CIK 819215

                               WHITEFORD PARTNERS, L.P.


                              FIRST QUARTER REPORT 1997

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

                    For the quarterly period ended March 31, 1997

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

                                     937-526-5172
                 (Registrant's telephone number, including area code)


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
Yes   X   No
    -----    -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                         UNITS OUTSTANDING AT APRIL 30, 1997
-------------------------------------       -----------------------------------
LIMITED PARTNERSHIP CLASS A $10 UNITS                 1,306,890

                           This document contains 10 pages

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WHITEFORD PARTNERS, L.P.

                                  INDEX TO FORM 10-Q
                      THREE MONTHS ENDED MARCH 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                    Page Number


PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements


         Condensed Consolidated Balance Sheets as of March 31, 1997
              (Unaudited) and December 31, 1996 ........................ 3



         Condensed Consolidated Statements of Operations and
              Undistributed Income for the three months
              ended March 31, 1997 and 1996 (Unaudited) ................ 4



         Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 1997 and 1996
              (Unaudited) .............................................. 5

         Notes to Condensed Consolidated Financial Statements
              (Unaudited) .............................................. 6


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...................... 7


PART II.  OTHER INFORMATION ............................................ 9


                                       2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.


--------------------------------------------------------------------------------
                                                       MARCH 31,   DECEMBER 31,
                                                         1997          1996
                                                       ---------   ------------
                               ASSETS                 (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                          $   219,963   $   121,163
   Accounts receivable: Trade                           3,273,801     3,196,376
   Inventories                                          3,034,328     2,612,515
   Prepaid expenses and other assets                      380,892       479,031
                                                       ----------    ----------
      TOTAL CURRENT ASSETS                            $ 6,908,984   $ 6,409,085

PROPERTY AND EQUIPMENT - net of accumulated
      depreciation of $4,413,888 and $4,154,597
      in 1997 and 1996                                 11,967,392    12,197,731

OTHER ASSETS - net of amortization                      2,928,270     2,960,144
                                                       ----------    ----------

           TOTAL ASSETS                               $21,804,646   $21,566,960
                                                       ----------    ----------
                                                       ----------    ----------

                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
   Accounts payable                                   $ 2,895,620   $ 2,685,099
   Notes payable and current maturities on long
     term debt                                          2,906,705     2,827,006
   Accrued expenses and other liabilities                 807,746       740,047
                                                       ----------    ----------

      TOTAL CURRENT LIABILITIES                       $ 6,610,071   $ 6,252,152

LONG-TERM DEBT                                          5,515,983     5,704,645

PARTNERS' CAPITAL:
   General Partner:
      Capital contributions                               132,931       132,931
      Capital transfers to Limited Partners              (117,800)     (117,800)
      Interest in Partnership net income                   16,824        16,140
      Distributions                                       (32,943)      (32,943)
                                                       ----------    ----------
                                                      $      (988)  $    (1,672)

   Limited Partners:
      Capital Contributions - net of organization
        and offering costs of $2,010,082               11,172,274    11,172,274
      Capital transfers from General Partner              116,554       116,554
      Interest in Partnership net income                1,654,594     1,586,849
      Distributions                                    (3,263,842)   (3,263,842)
                                                       ----------    ----------
                                                      $ 9,679,580   $ 9,611,835
                                                       ----------    ----------
           TOTAL PARTNERS' CAPITAL                    $ 9,678,592   $ 9,610,163
                                                       ----------    ----------

              TOTAL LIABILITIES AND PARTNERS' CAPITAL $21,804,646   $21,566,960
                                                       ----------    ----------
                                                       ----------    ----------

NOTE: The condensed balance sheet at December 31, 1996 has been taken from the audited financial statements at such date.


                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ----------------------------
                                                      1997             1996
                                                   -----------      -----------

Revenues
   Sales of meat products                         $ 14,944,640     $ 13,188,022
   Interest and other income                            55,697           50,952
                                                   -----------      -----------
                                                  $ 15,000,337       13,238,974

Costs and Expenses
   Cost of meat products sold                       13,800,348       12,007,625
   Selling and administrative expenses                 650,041          478,262
   Depreciation and amortization                       291,769          286,741
   Interest                                            189,750          224,789
                                                   -----------      -----------
                                                  $ 14,931,908     $ 12,997,417
                                                   -----------      -----------

      NET INCOME (LOSS)                           $     68,429     $    241,557
                                                   -----------      -----------
                                                   -----------      -----------

Summary of net income allocated to
   General Partner                                $        684     $      2,416
   Limited Partners                                     67,745          239,141
                                                   -----------      -----------
                                                  $     68,429     $    241,557
                                                   -----------      -----------
                                                   -----------      -----------

Net income per $10 unit of L.P. Capital           $       0.05     $       0.18
                                                   -----------      -----------
                                                   -----------      -----------

Average units issued and outstanding                 1,306,890        1,306,890
                                                   -----------      -----------
                                                   -----------      -----------


                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         1997          1996
                                                     -----------   ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $   237,644   $    777,461
                                                      ----------    -----------
CASH FLOW USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment                $   (30,001)  $   (175,251)
   Proceeds from disposal of property and equipment          120            ---
                                                      ----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                $   (29,881)  $   (175,251)
                                                      ----------    -----------

CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
   Proceeds from notes payable                       $ 4,407,050   $  4,502,072
   Payments on notes payable                          (4,516,013)    (5,309,096)
   Distributions to Limited and General Partners             ---            ---
                                                      ----------    -----------

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES     $  (108 963)  $   (807,024)
                                                      ----------    -----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS     $    98,800   $   (204,814)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         121,163        488,247
                                                      ----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   219,963   $    283,433
                                                      ----------    -----------
                                                      ----------    -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest (excluding amount capitalized to
        fixed assets and inventory)                  $   192,774   $    238,433
                                                      ----------    -----------
                                                      ----------    -----------


                                     5 of 10

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                               WHITEFORD PARTNERS, L.P.
                                    MARCH 31, 1997
                                     (UNAUDITED)
--------------------------------------------------------------------------------
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

At March 31, 1997 and December 31, 1996, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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


                                       6 of 10

In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at March 31, 1997 and the condensed consolidated results of its operations for the three months ending March 31, 1997 and 1996 and the condensed consolidated cash flows for the three months ending March 31, 1997 and 1996. Operating results for the period ending March 31, 1997, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Revenues for the three months ended March 31, 1997 were $15,000,337 versus $13,238,974 for the comparable period in 1996, an increase of 13.3%. During the 1997 period 16,245,678 pounds of meat products were sold versus 14,385,039 pounds during the 1996 period, an increase of 1,860,639 pounds or 12.9%. The increase in pounds of meat products sold is primarily attributable to the increased sales effort and production capabilities at the Versailles plant.

Costs of meat products sold for the three months ended March 31, 1997 were $13,800,348 versus $12,007,625 for the comparable period ended March 31, 1996, an increase of 14.9%. The increase in the cost per pound is primarily attributable to general commodity price increases. The General Partner expects general commodity prices to increase slightly during 1997.

Gross margins on sales were 8.0% for the three months ended March 31, 1997 and 9.3% for the 1996 period. This decrease in gross margins is primarily attributable to general increases in overall raw materials costs during the period.

Selling and administrative expenses increased to $650,041 from $478,262, an increase of $171,779. Selling and administration expenses represented 4.3% of revenue for the three months ended March 31, 1997 compared to 3.6% for the comparable period in 1996.

Depreciation and amortization expense for the three months ended March 31, 1997 was $291,769 versus $286,741 for the same period in 1996, an increase of 1.8%.

Interest expense for the three months ended March 31, 1997 was $189,750 versus interest expense of $224,789 for the same period in 1996. This decrease of $35,059 primarily relates to the decrease in the average outstanding debt.


                                       7 of 10

A net profit of $68,429 was realized in the 1997 period compared to $241,557 in the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Partnership had a net working capital of $298,913 versus a working capital of $156,933 at December 31, 1996.

Cash provided by operating activities was $237,644 in 1997 versus $777,461 in the first quarter of 1996.

Cash used in investing activities was $29,881 in 1997 as compared to $175,251 in 1996.

The Partnership used $108,963 from financing activities during 1997 compared to $807,024 for the comparable period in 1996, representing net repayment of debt outstanding.

Whiteford's working capital and equipment requirements are primarily met by (a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $2,600,000 (with $2,210,551 outstanding at March 31, 1997),(the "Principal Revolver"); (b) a five year term credit facility of $2,200,000 ("the Principal Term Loan"); (c) a five year credit facility of $4,165,000,(the "Principal Mortagage Term Loan"); (d) a two year credit facility of $700,000, (the "Second Term Loan"); (e) a five year credit facility of $500,000, (the "Third Term Loan") and (f) a credit facility with Greenaway Consultant, Inc. of $420,000, with $78,750 outstanding as of March 31, 1997 (the "GCI Loan"),(collectively, the "Loans").

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

The Partnership's 1997 capital budget calls for the expenditure of $800,000 for building, plant and equipment modifications and additions. The General Partner believes Whiteford's is in compliance with environmental protection laws and regulations, and does not anticipate making additional capital expenditures for such compliance in 1997. Such amounts are expected to be funded by internally generated cash flow. The General Partner believes that the above credit facilities along with cash flow from operations will be sufficient to meet the Partnership's working capital and credit requirements for 1997.

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




                                       WHITEFORD PARTNERS, L.P.


Date  May 15, 1997                     By   /s/ Kevin T. Gannon
     --------------                      ----------------------------
                                           Kevin T. Gannon, President
                                           Chief Executive Officer
                                           Chief Financial Officer
                                           Gannon Group, Inc.
                                           General Partner


                                       10 of 10