Form 10-Q
period 1997-04-01
WHITEFORD PARTNERS L P
filed 1997-08-07
CIK 819215

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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
YES  X    NO
   ----     ----
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

           CLASS                            UNITS OUTSTANDING AT JULY 31, 1997
-------------------------------------       -----------------------------------
LIMITED PARTNERSHIP CLASS A $10 UNITS                   1,306,890


                      THIS DOCUMENT CONTAINS   10    PAGES
                                              ----

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                                    Page Number

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements


           Condensed Consolidated Balance Sheets as of June 30, 1997
             (Unaudited) and December 31, 1996 . . . . . . . . . . . . . . .  3



           Condensed Consolidated Statements of Operations and
             Undistributed Income for the three months and six months
             ended June 30, 1997 and 1996 (Unaudited). . . . . . . . . . . .  4



           Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 1997 and 1996 (Unaudited) . . . . . . . .  5


           Notes to Condensed Consolidated Financial Statements (Unaudited). .6


         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations . . . . . . . . . . . . . . . . . .7



PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . .9

                                      2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.
-------------------------------------------------------------------------------

                                                      JUNE 30,      DECEMBER 31,
                                                       1997             1997
                                                    -----------     ------------
                                                    (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                    $    266,463  $    121,163
       Accounts receivable: Trade                      3,027,551     3,196,376
       Inventories                                     2,799,824     2,612,515
       Prepaid expenses and other assets                 402,097       479,031
                                                       ---------     ----------
         TOTAL CURRENT ASSETS                       $  6,495,935  $  6,409,085

PROPERTY AND EQUIPMENT - net of accumulated
depreciation of $4,676,992 and $4,154,597 in
1997 and 1996                                         12,094,188    12,197,731


OTHER ASSETS - net of amortization                     2,896,397     2,960,144
                                                      ----------    -----------
            TOTAL ASSETS                            $ 21,486,520  $ 21,566,960
                                                      ----------    -----------
                                                      ----------    -----------

                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
       Accounts payable                             $  2,298,756    $2,685,099
       Notes payable and current maturities on
         long term debt                                2,936,499     2,827,006
       Accrued expenses and other liabilities            823,538       740,047
                                                       ---------     ----------
            TOTAL CURRENT LIABILITIES               $  6,058,793    $6,252,152

LONG-TERM DEBT                                         5,375,681     5,704,645

PARTNERS' CAPITAL:
       General Partner:
         Capital contributions                           132,931       132,931
         Capital transfers to Limited Partners          (117,800)     (117,800)
         Interest in Partnership net income               20,559        16,140
         Distributions                                   (32,943)      (32,943)
                                                        ---------     ---------
                                                    $      2,747    $   (1,672)
       Limited Partners:
         Capital Contributions - net of organization
           and offering costs of $2,010,082            11,172,274   11,172,274
         Capital transfers from General Partner           116,554      116,554
         Interest in Partnership net income/(loss)      2,024,313    1,586,849
         Distributions                                (3,263,842)   (3,263,842)
                                                      -----------   -----------
                                                    $ 10,049,299    $ 9,611,835
                                                      ----------      ---------
            TOTAL PARTNERS' CAPITAL                 $ 10,052,046    $ 9,610,163
                                                      ----------      ---------
            TOTAL LIABILITIES AND PARTNERS' CAPITAL $ 21,486,520    $21,566,960
                                                      ----------     ----------
                                                      ----------     ----------

NOTE: The condensed balance sheet at December 31, 1996 has been taken from the audited financial statements at such date.


                                      3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (UNAUDITED)


                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                 JUNE 30,                          JUNE 30,
                                            ---------------------             -----------------
                                            1997             1996             1997         1996
                                            ----             ----             ----         ----
Revenues
  Sales of meat products             $18,061,461      $14,375,693      $33,006,101   $27,563,715
  Interest and other income               59,913          135,402          115,610       186,354
                                      ----------       ----------       ----------    ----------
                                     $18,121,374      $14,511,095      $33,121,711    27,750,069

Costs and Expenses
  Cost of meat products sold          16,666,622       13,236,407       30,466,970    25,244,032
  Selling and administrative expenses    604,114          534,047        1,254,155     1,012,309
  Depreciation and amortization          294,978          288,308          586,747       575,049
  Interest                               182,206          207,902          371,956       432,691
                                      ----------       ----------       ----------    ----------
                                     $17,747,920      $14,266,664      $32,679,828   $27,264,081
                                      ----------       ----------       ----------    ----------

         NET INCOME                  $   373,454      $   244,431      $   441,883   $   485,988
                                      ----------       ----------       ----------    -----------
                                      ----------       ----------       ----------    -----------
Summary of net income allocated to
  General Partner                    $     3,735      $     2,444      $     4,419   $     4,860
  Limited Partners                       369,719          241,987          437,464       481,128
                                      ----------       ----------       ----------    ----------
                                     $   373,454      $   244,431      $   441,883   $   485,988
                                      ----------       ----------       ----------    ----------
                                      ----------       ----------       ----------    ----------

Net income per $10 unit
  of L.P. Capital                    $      0.29      $      0.19      $      0.34   $      0.37
                                            ----             ----             ----          ----
                                            ----             ----             ----          ----
Average units issued and outstanding   1,306,890        1,306,890        1,306,890     1,306,890
                                       ---------        ---------        ---------     ---------
                                       ---------        ---------        ---------     ---------


                                      4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (UNAUDITED)


                                                           SIX MONTHS ENDED
                                                               JUNE 30,


                                                           1996          1995
                                                       -----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              $   784,552    $  600,426
                                                       -----------    ----------
CASH FLOW USED IN INVESTING ACTIVITIES:
       Purchase of property and equipment              $  (419,902)   $ (267,606)
       Proceeds from Disposal of property and equipment        120          ---
                                                        -----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                  $  (419,782)   $ (267,606)
                                                        -----------    ----------
CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
       Proceeds from notes payable                     $ 10,365,493   $8,123,406
       Payments on notes payable                        (10,584,963)  (8,670,617)
                                                        -----------    ----------
NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES       $   (219 470)  $ (547,211)
                                                        ------------   ----------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS       $    145,300   $ (214,391)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            121,163      488,247
                                                        ------------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    266,463   $  273,856
                                                        ------------   ----------
                                                        ------------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
         Interest (excluding amount capitalized
         to fixed assets and inventory)                $    376,148   $  450,162
                                                        ------------   ----------
                                                        ------------   ----------


                                      5 of 10

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                                  JUNE 30, 1997
                                   (UNAUDITED)
--------------------------------------------------------------------------------
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

At June 30, 1997 and December 31, 19956 the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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



                                     6 of 10

In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at June 30, 1997 and the condensed consolidated results of its operations for the six months ending June 30, 1997 and 1996 and the condensed consolidated cash flows for the six months ending June 30, 1997 and 1996. Operating results for the period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Revenues for the six months ended June 30, 1997 were $33,121,711 versus $27,750,069 for the comparable period in 1996, an increase of 19.4%. This increase in sales is primarily attributable to the increase in pounds sold along with increases in meat prices during the first six months of 1997 as compared to the same period in 1996. During the 1997 period 34,855,936 pounds of meat products were sold versus 30,489,489 pounds during the 1996 period, an increase of 4,366,447 pounds or 14.3%. The increase is pounds of meat products sold is primarily attributable to the increased sales effort and production capabilities at the Versailles plant.

Costs of meat products sold for the six months ended June 30, 1997 were $30,466,970 versus $25,244,032 for the comparable period ended June 30, 1996, an increase of $5,222,938. The average cost of meat sold for 1997 was $.874 verus $.828 for the 1996 period. The increase in the cost per pound is primarily attributable to general commodity price increases.

Selling and administrative expenses were $1,254,155 for the 1997 period versus $1,012,309 for the 1996 period. Selling and administration expenses represented 3.8% of revenue for the six months ended June 30, 1997 and 3.6% the period ended June 30, 1996.

Depreciation and amortization expense for the six months ended June 30, 1997 was $586,747 versus $575,049 for the same period in 1996, an increase of 2.0%

Interest expense for the six months ended June 30, 1997 was $371,956 versus interest expense of $432,691 for the same period in 1996. This decrease of $60,735 primarily relates to the decrease in the average debt outstanding.

Net income of $441,883 was realized in the 1997 period compared to net income of $485,988 in the comparable period in 1996.


                                     7 of 10

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997 the Partnership had a net working capital of $437,142 versus a working capital of $156,933 at December 31, 1996.

Cash provided by operating activities was $784,552 in 1997 versus $600,426 in the 1996 period.

Cash used in investing activities was $419,782 in 1997 as compared to $267,606 in 1996. This increase is attributable to the addition of a 3,400 square foot employee welfare area for a cost of $215,000.

The Partnership used $219,470 from financing activities during 1997 representing net repayment of debt outstanding. For the comparable period in 1996, the Partnership used $547,211.

Whiteford's working capital and equipment requirements are primarily met by (a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $2,600,000 (with $2,268,477 outstanding at June 30, 1997),(the "Principal Revolver"); (b) a five year term credit facility of $2,200,000,(the "Principal Term Loan"); (c) a five year credit facility of $4,165,000,(the "Principal Mortgage Term Loan"); (d) a two year credit facility of $700,000,(the "Second Term Loan"); (e) a five year credit facility of $500,000, (the "Third Term Loan") and (f) a credit facility with Greenaway Consultant, Inc. of $420,000, with $52,500 outstanding as of June 30, 1997 (the "GCI Loan"),(collectively, the "Loans").

The Principal Revolver bears an interest rate of prime plus 1/2%. The Principal Term Loan bears an interest rate of 8.717%. The Principal Mortgage Loan bears interest of 8.99%. The Second Term Loan bears an interest rate of prime plus 1/2%. The Third Term bears an interest rate of 9.42%. The Loans require the Partnership to meet certain financial covenants and restrict the ability of the Partnership to make distributions to Limited Partners without the consent of the principal lender. The Principal Revolver and the Principal Term Loan (together with the Principal Mortgage Loan provided by the principal lender) are secured by real property, fixed assets, equipment, inventory, receivables and intangibles of Whiteford's.

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

SUBSEQUENT EVENT

In July 1997, the General Partner obtained approval from the Partnership's lenders to reconvene distributions. The initial distribution, payable in August 1997, has been established at $.05 per unit. Subsequent quarterly distributions will also require the approval of the Partnership's lenders.



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


Date  August 8, 1997                 By    /s/ Kevin T. Gannon
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