Form 10-Q
period 1997-09-30
WHITEFORD PARTNERS L P
filed 1997-11-13
CIK 819215

------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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
Yes  X    No
   ------   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               CLASS                    UNITS OUTSTANDING AT OCTOBER 31, 1997
-------------------------------------   -------------------------------------
LIMITED PARTNERSHIP CLASS A $10 UNITS                  1,306,890

                      This document contains   10    pages
                                             -------

------------------------------------------------------------------------------

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

------------------------------------------------------------------------------

                                                                     Page Number

PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements


          Condensed Consolidated Balance Sheets as of September 30, 1997
               (Unaudited) and December 31, 1996 . . . . . . . . . . . . . .3



          Condensed Consolidated Statements of Operations and
               Undistributed Income for the three months and nine months
               ended September 30, 1997 and 1996 (Unaudited) . . . . . . . .4



          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (Unaudited). . . . .5


          Notes to Condensed Consolidated Financial Statements (Unaudited) .6


     Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations. . . . . . . . . . . . . . . .7



PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .9



                                     2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.

------------------------------------------------------------------------------

                                                              SEPTEMBER 30         DECEMBER 31
                                                                  1997                1996
                                                              ------------        ------------
                    ASSETS                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                   $   281,977         $   121,163
  Accounts receivable: Trade                                    3,083,004           3,196,376
  Inventories                                                   2,893,783           2,612,515
  Prepaid expenses and other assets                               144,726             479,031
                                                              ------------        ------------

    TOTAL CURRENT ASSETS                                      $ 6,403,490         $ 6,409,085

PROPERTY AND EQUIPMENT - net of accumulated
    depreciation of $4,926,814 and $4,154,597
    in 1997 and 1996                                           12,439,817          12,197,731

OTHER ASSETS - net of amortization                              2,864,524           2,960,144
                                                              ------------        ------------

      TOTAL ASSETS                                            $21,707,831         $21,566,960
                                                              ------------        ------------
                                                              ------------        ------------

                       LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable                                            $ 2,685,638         $ 2,685,099
  Notes payable and current maturities on long term debt        2,741,425           2,827,006
  Accrued expenses and other liabilities                          861,671             740,047
                                                              ------------        ------------

    TOTAL CURRENT LIABILITIES                                 $ 6,288,734         $ 6,252,152

LONG-TERM DEBT                                                  5,182,206           5,704,645

PARTNERS' CAPITAL:
  General Partner:
    Capital contributions                                         132,931             132,931
    Capital transfers to Limited Partners                        (117,800)           (117,800)
    Interest in Partnership net income                             23,067              16,140
    Distributions                                                 (33,596)            (32,943)
                                                              ------------        ------------
                                                              $     4,602         $    (1,672)
  Limited Partners:
    Capital Contributions - net of organization and
      offering costs of $2,010,082                             11,172,274          11,172,274
    Capital transfers from General Partner                        116,554             116,554
    Interest in Partnership net income/(loss)                   2,272,648           1,586,849
    Distributions                                              (3,329,187)         (3,263,842)
                                                              ------------        ------------
                                                              $10,232,289         $ 9,611,835
                                                              ------------        ------------
      TOTAL PARTNERS' CAPITAL                                 $10,236,891         $ 9,610,163
                                                              ------------        ------------

        TOTAL LIABILITIES AND PARTNERS' CAPITAL               $21,707,831         $21,566,960
                                                              ------------        ------------
                                                              ------------        ------------


NOTE: The condensed balance sheet at December 31, 1996 has been taken from the audited financial statements at such date.

                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (UNAUDITED)
------------------------------------------------------------------------------


                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                        -------------------------------    ------------------------------------
                                             1997               1996             1997                  1996
                                             ----               ----             ----                  ----
Revenues
  Sales of meat products                $16,314,380         $15,430,077    $  49,320,481         $  42,993,792
  Interest and other income                  65,757              64,104          181,367               250,458
                                        -----------         -----------    -------------         --------------
                                        $16,380,137         $15,494,181    $  49,501,848            43,244,250

Costs and Expenses
  Cost of meat products sold             14,988,485          14,120,679       45,455,455            39,364,711
  Selling and administrative expenses       676,753             583,105        1,930,908             1,595,414
  Depreciation and amortization             308,253             291,466          895,000               866,515
  Interest                                  178,894             204,212          550,850               636,903
                                        -----------         -----------    -------------         --------------
                                        $16,152,385         $15,199,462    $  48,832,213         $  42,463,543
                                        -----------         -----------    -------------         --------------

  Net Income - Operations               $   227,752         $   294,719    $     669,635         $     780,707
                                        -----------         -----------    -------------         --------------
                                        -----------         -----------    -------------         --------------

  Other Income
    Gain on Sale of Assets                  $23,091                 ---    $      23,091                   ---

    NET INCOME (LOSS)                   $   250,843         $   294,719    $     692,726         $     780,707
                                        -----------         -----------    -------------         --------------
                                        -----------         -----------    -------------         --------------

Summary of net income allocated to
  General Partner                       $     2,508         $     2,947    $       6,927         $       7,807
  Limited Partners                          248,335             291,772          685,799               772,900
                                        -----------         -----------    -------------         --------------
                                           $250,843         $   294,719    $     692,726         $     780,707
                                        -----------         -----------    -------------         --------------
                                        -----------         -----------    -------------         --------------

Net income per $10 unit of L.P. Capital $      0.19         $      0.23    $        0.53         $        0.60
                                        -----------         -----------    -------------         --------------
                                        -----------         -----------    -------------         --------------

Average units issued and outstanding      1,306,890           1,306,890        1,306,890             1,306,890
                                        -----------         -----------    -------------         --------------
                                        -----------         -----------    -------------         --------------


                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (UNAUDITED)

------------------------------------------------------------------------------

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                   1997           1996
                                                            --------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   $    1,853,206   $  1,015,170
                                                            --------------   -------------

CASH FLOW USED IN INVESTING ACTIVITIES:
     Purchase of property and equipment                     $   (1,036,969)  $   (477,773)
     Proceeds from disposal of property and equipment               18,595            ---
                                                            --------------   -------------

NET CASH USED IN INVESTING ACTIVITIES                           (1,018,374)  $   (477,773)
                                                            --------------   -------------

CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
     Proceeds from notes payable                            $   16,974,365   $ 12,886,680
     Payments on notes payable                                 (17,582,385)   (13,691,944)
     Distributions to Limited and General Partners                 (65,998)           ---
                                                            --------------   -------------

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES            $     (674,018)  $   (805,264)
                                                            --------------   -------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS            $      160,814   $   (267,867)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   121,163        488,247
                                                            --------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $      281,977   $    220,380
                                                            --------------   -------------
                                                            --------------   -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
          Interest (excluding amount capitalized to fixed
           assets and inventory)                            $      555,414   $    661,661
                                                            --------------   -------------
                                                            --------------   -------------


                                          5 of 10

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

The Partnership entered into a settlement agreement with certain participants in the Partnership's Distribution Reinvestment and Unit Acquisition Plan under which the Partnership repurchased 33,165 Class A Units for a total purchase price of $218,194 payable over a five year period. The first installment in the amount of $62,049 was paid in 1993 with four subsequent annual installments of $39,036.25. The final installment was paid in July 1997.

At September 30, 1997 and December 31, 1996, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

                                     6 of 10

In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at September 30, 1997 and the condensed consolidated results of its operations for the nine months ending September 30, 1997 and 1996 and the condensed consolidated cash flows for the nine months ending September 30, 1997 and 1996. Operating results for the period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1997.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues for the nine months ended September 30, 1997 were $49,501,848 versus $43,244,250 for the comparable period in 1996, an increase of 14.5%. This increase in sales is primarily attributable to the increased volume during the first nine months of 1997 as compared to the same period in 1996. During the 1997 period 52,070,790 pounds of meat products were sold versus 47,278,530 pounds during the 1996 period, an increase of 4,792,260 pounds or 10.1%. The increase is pounds of meat products sold is primarily attributable to the increased sales effort and production capabilities at the Versailles plant.

Costs of meat products sold for the nine months ended September 30, 1997 were $45,455,455 versus $39,364,711 for the comparable period ended September 30, 1996, an increase of 15.5%. The average cost of meat sold for 1997 was $.843 versus $.833 for the 1996 period. The increase in the cost per pound is primarily attributable to general commodity price increases.

Selling and administrative expenses were $1,930,908 for the 1997 period versus $1,595,414 for the comparable 1996 period. Selling and administrative expenses represented 3.9% of revenue for the nine months ended September 30, 1997 and 3.7% the period ended September 30, 1996.

Depreciation and amortization expense for the nine months ended September 30, 1997 was $895,000 versus $866,515 for the same period in 1996, an increase of 3.3%.

Interest expense for the nine months ended September 30, 1997 was $550,850 versus interest expense of $636,903 for the same period in 1996. This decrease of $86,053 primarily relates to the decrease in the average debt outstanding.

Net income of $692,726 was realized in the 1997 period compared to a net income of $780,707 in the comparable period in 1996.

                                     7 of 10

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997 the Partnership had a net working capital position of $114,756 versus a working capital position of $156,933 at December 31, 1996.

Cash provided by operating activities was $1,853,206 in 1997 versus $1,015,170 in the 1996 period.

Cash used in investing activities was $1,018,374 in 1997 as compared to $477,773 in 1996. This increase is attributable to the addition of a 3400 square foot employee welfare area and equipment modifications and additions during 1997.

The Partnership used $674,018 from financing activities during 1997 representing net repayment of debt outstanding. For the comparable period in 1996, the Partnership used $805,264.

Whiteford's working capital and equipment requirements are primarily met by
(a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $2,600,000 (with $2,114,320 outstanding at September 30, 1997),(the "Principal Revolver"); (b) a five year term credit facility of $2,200,000,(the "Principal Term Loan"); (c) a five year credit facility of $4,165,000,(the "Principal Mortgage Loan"); (d) a two year credit facility of $700,000,(the "Second Term Loan"); (e) a five year credit facility of $500,000, (the "Third Term Loan") and (f) a credit facility with Greenaway Consultant, Inc. of $420,000, with $52,500 outstanding as of September 30, 1997 (the "GCI Loan"),(collectively, the "Loans").

The Principal Revolver bears interest at a rate equal to prime plus 1/2%.
The Principal Term Loan bears an interest rate of 8.717%. The Principal Mortgage Loan bears interest of 8.99%. The Second Term Loan bears an interest rate of prime plus 1/2%. The Third Term Loan bears an interest rate of 9.42%. The Loans require the Partnership to meet certain financial covenants and restrict the ability of the Partnership to make distributions to Limited Partners without the consent of the principal lender. The Principal Revolver and the Principal Term Loan (together with the Principal Mortgage Loan provided by the principal lender) are secured by real property, fixed assets, equipment, inventory, receivables and intangibles of Whiteford's.

The GCI Loan bears interest at a rate equal to 1-1/2 % above the prime rate established from time to time by the Company's financial institution lender having the highest outstanding credit balance. The GCI Loan is secured by real property, fixed assets, equipment inventory and intangibles and is subordinated to the Principal Revolver, the Principal Term Loan, the Principal Mortgage Loan.

The Partnership's 1997 revised capital budget calls for the expenditure of $1,100,000 for building, plant and equipment modifications and additions.
The General Partner believes Whiteford's is in compliance with environmental protection laws and regulations, and does not anticipate making additional capital expenditures for such compliance in 1997. Such amounts are expected to be funded by internally generated cash flow. The General Partner believes that the above credit facilities along with cash flow from operations will be sufficient to meet the Partnership's working capital and credit requirements for 1997.

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

                              WHITEFORD PARTNERS, L.P.


Date  November 14, 1997       By    /s/ Kevin T. Gannon
    ---------------------        ------------------------------
                                    Kevin T. Gannon, President
                                    Chief Executive Officer
                                    Chief Financial Officer
                                    Gannon Group, Inc.
                                    General Partner


                                    10 of 10