Form 10-K405
period 1997-12-31
WHITEFORD PARTNERS L P
filed 1998-03-31
CIK 819215

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

(Mark One)
[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal year ended December 31, 1997

                               OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to _______________

               Commission file number:  33-15962

                    WHITEFORD PARTNERS, L.P.
     (Exact name of registrant as specified in its charter)

             DELAWARE                                   76-0222842
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)



770 NORTH CENTER STREET, VERSAILLES, OHIO                 45380
-----------------------------------------  -----------------------------------
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

                        LIMITED PARTNERSHIP UNITS
                       1,306,890 UNITS OUTSTANDING

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                   ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K. Yes  X   No
                                             ---      ---

     At March 31, 1998, 1,306,890 Class A units had been subscribed for and issued.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               INDEX


 ITEM
  NO.                       DESCRIPTION                                PAGE
------ -------------------------------------------------------------   ----
       PART I

 1.    Business                                                          3

 2.    Properties                                                        5

 3.    Legal Proceedings                                                 5

 4.    Submission of Matters to a Vote of Security Holders               5

       PART II

 5.    Market for Registrant's Common Equity and Related Stockholder
       Matters                                                           5

 6.    Selected Financial Data                                           6

 7.    Management's Discussion and Analysis of Results of Operations
       and Financial Condition                                           7

 8.    Financial Statements and Supplementary Data                       9

 9.    Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure                                              9


       PART III

10.    Directors and Executive Officers of the Partnership               9

11.    Executive Compensation                                           10

12.    Security Ownership of Certain Beneficial Owners and Management   11

13.    Certain Relationships and Related Transactions                   11


       PART IV

14.    Exhibits, Financial Statement Schedules and Reports on
       Form 8-K                                                         11


                                PART I

ITEM 1.  BUSINESS

A. GENERAL DEVELOPMENT OF BUSINESS

   Whiteford Partners, L.P. (the "Partnership") was formed on June 30,
1987, as a Delaware limited partnership. The Partnership consists of a General Partner, Gannon Group, Inc., and Limited Partners. The offering period of the Partnership terminated on November 10, 1989, with $13,557,550 of Limited Partner gross subscriptions received in the form of Class A Units. Pursuant to the terms of the Prospectus, offering proceeds in the amount of $140,365 were returned to certain Ohio residents when the Partnership's business acquisition program was not substantially completed by December, 1989. The Partnership was organized principally to form, acquire, own and operate businesses engaged in the development, production, processing, marketing, distribution and sale of food and related products (the "Food Businesses").

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

   For the years ended December 31, 1997, 1996 and 1995 Whiteford's processed and sold 66.7 million pounds of products ($62.2 million), 64.8 million pounds of products ($59.0 million) and 59.8 million pounds of products ($57.6 million) respectfully, through its further processing and distribution operations.

MARKETING AND SALES

   Whiteford's customers consist primarily of major national and regional fast food retail chains in addition to HRI (Hotel, Restaurant, Institutional) customers and food products distributors. Sales operations are conducted locally by sales representatives from the Versailles location and through unaffiliated food products distributors and food brokers.

   The following customers contributed more than 10% of Whiteford's revenues for the fiscal year ended December 31, 1997: Gordon Food Service, 20.77%; Kings Provision, 19.21%; Maines Paper and Food Service, 16.95%; I Supply, 11.32%, and Sygma Network of Ohio, Inc., 11.26%.

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

   Whiteford's is subject to federal, state and local laws and regulations governing environmental protection, compliance with which has required capital and operating expenditures. The General Partner believes Whiteford's is in substantial compliance with such laws and regulations and does not anticipate making additional capital expenditures for such compliance in 1998. The General Partner is not aware of any violations of, or pending changes in such laws and regulations that are likely to result in material penalties or material increases in compliance costs. Changes in the requirements or mode of enforcement of certain of these laws and regulations, however, could impose additional costs upon Whiteford's which could materially and adversely affect its cost of doing business.

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

   The Whiteford's operation at Versailles, Ohio employed 243 personnel at December 31, 1997. The General Partner believes there will be sufficient personnel available to adequately manage the Partnership's business affairs.

ITEM 2.     PROPERTIES

PROPERTIES UTILIZED BY THE PARTNERSHIP

   The Partnership's executive offices are those of the General Partner, located at 770 North Center Street, Versailles, Ohio 45380.

   The following table sets forth Whiteford's operational facilities and approximate capacities as of December 31, 1997.

                                                              ESTIMATED ANNUAL
                                                             TONS OF PRODUCTION
                                                             ------------------

                     GENERAL                                              1997
 LOCATION           CHARACTER              SIZE              CAPACITY    ACTUAL
----------------    -----------  -------------------------   --------    ------
Versailles, Ohio     Meat        Two separate facilities      40,000     32,400
                     Processing  (1) 71,400 and (1) 33,000
                     Plant       square feet on 20 acres
                                 of land, (8)
                                 hamburger/specialty
                                 lines, (2) grinding
                                 lines, (1) precooked
                                 line, (3) smoke houses,
                                 freezers, coolers, dry
                                 storage and office space.


All Whiteford's facilities are subject to a mortgage with two banks.

ITEM 3.  LEGAL PROCEEDINGS

   There are no material pending or threatened legal proceedings involving the Partnership, known to either the Partnership or the General Partner.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of the Limited Partners of the Partnership during 1997.


                               PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   There is no established public trading market for the Partnership's Limited Partnership Units.

   The following table sets forth the amounts and dates of distributions to holders of Limited Partnership Units in 1995 and 1997. There were no distributions during 1996.


                                             Amount Per Limited
     Date                  Aggregate Amount   Partnership Unit
     ----                  ----------------  ------------------
    March 15, 1995             52,275.60            0.04
    June 15, 1995              52,275.60            0.04
    August 29, 1997            65,344.50            0.05
    November 28, 1997          65,344.50            0.05


   Certain of the Partnership's loans with its lender contain restrictive covenants. One of the covenants restricts the Partnership from declaring or paying any distributions to its partners without the prior consent of the bank, except for amounts already classified as reinvested distributions in the balance sheet.

   The following table sets forth the approximate number of holders of record of the equity securities of the Partnership as of December 31, 1997:


             Title of Class              Number of Record Holders
             --------------              ------------------------
        Limited Partnership Units                  1,521


ITEM 6.  SELECTED FINANCIAL DATA

   The selected financial data set forth below should be read in conjunction with the consolidated financial statements, the notes thereto and other financial information included elsewhere herein, including ``Management's Discussion and Analysis of Results of Operations and Financial Condition." The table following reflects the results of operations of acquired businesses for periods subsequent to their respective acquisition dates.


                                                              YEAR ENDED DECEMBER 31
                                      -----------------------------------------------------------------------
                                           1997           1996           1995           1994          1993
                                      ------------   ------------   ------------   ------------  ------------
STATEMENT OF OPERATIONS DATA:
Revenues:
 Sale of meat products                $ 62,224,110   $ 59,026,632   $ 57,667,240   $ 64,108,391  $ 63,182,785
 Interest and other                        256,416        339,931        159,531        236,930       156,012
                                      ------------   ------------   ------------   ------------  ------------
  Total revenues                        62,480,526     59,366,563     57,826,771     64,345,321    63,338,797
                                      ------------   ------------   ------------   ------------  ------------

Cost of sales                           57,846,006     54,188,228     53,757,014     60,428,954    60,119,285
                                      ------------   ------------   ------------   ------------  ------------

Gross Profit
 Meat products                           4,378,104      4,838,404      3,910,226      3,679,437     3,063,500
 Other                                     256,416        339,931        159,531        236,930       156,012
                                      ------------   ------------   ------------   ------------  ------------
  Total gross profit                     4,634,520      5,178,335      4,069,757      3,916,367     3,219,512
                                      ------------   ------------   ------------   ------------  ------------


Selling and admin expenses               2,447,303      2,211,351      2,197,506      1,963,623     1,622,827
Depreciation, amortization
 and interest                            1,932,836      1,986,149      1,851,707      1,121,232     1,072,817
Other expense                                   --        163,157             --             --            --
                                      ------------   ------------   ------------   ------------  ------------
                                         4,380,139      4,360,657      4,049,213      3,084,855     2,695,644
                                      ------------   ------------   ------------   ------------  ------------

 Net Income                           $    254,381   $    817,678   $     20,544    $   831,512   $   523,868
                                      ------------   ------------   ------------   ------------  ------------
                                      ------------   ------------   ------------   ------------  ------------

Income per unit of
 Limited Partners' Capital            $       0.19   $       0.63   $       0.02    $      0.64   $      0.40
                                      ------------   ------------   ------------   ------------  ------------
                                      ------------   ------------   ------------   ------------  ------------

Weighted average units
 outstanding                             1,306,890      1,306,890      1,306,890      1,306,890     1,323,473
                                      ------------   ------------   ------------   ------------  ------------
                                      ------------   ------------   ------------   ------------  ------------




                                                              YEAR ENDED DECEMBER 31
                                      -----------------------------------------------------------------------
                                           1997           1996           1995           1994          1993
                                      ------------   ------------   ------------   ------------  ------------

BALANCE SHEET DATA (DECEMBER 31):

 Working capital (deficit)            $   (397,866)  $    156,933   $   (525,037)  $    154,050  $    890,360
 Total assets                         $ 21,798,022   $ 21,566,960   $ 22,280,444   $ 19,339,095  $ 15,970,758
 Long-term debt, less current
  maturities                          $  4,732,167   $  5,704,645   $  6,754,525   $  5,245,342  $  3,578,836
 Total partners' capital              $  9,732,547   $  9,610,163   $  8,792,485   $  8,877,538  $  8,178,022


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

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenues for the year ended December 31, 1997 were $62,480,526 versus $59,366,563 for the year ended December 31, 1996, an increase of 5.2%.
During the 1997 period, 66,752,355 pounds of meat products were sold versus 64,788,156 pounds during the 1996 period, an increase of 1,964,199 pounds or 3.0%. The increase in pounds of meat products sold is primarily attributable to the increased sales effort and production capabilities at the Versailles plant.

  Costs of meat products sold for the year ended December 31, 1997 were $57,846,006 versus $54,188,228 for the year ended December 31, 1996, an increase of 6.8% During the 1997 period, 66,752,355 pounds of meat products were sold versus 64,788,156 pounds during the 1996 period, an increase of 3.0%. The average cost of meat products sold for 1997 was $.867 versus $.836 in the 1996 period, an increase of 3.7%. The increase in the cost per pound is primarily attributable to general composition of the product. The General Partner expects general commodity prices to increase slightly during 1998.

  Gross margins on meat sales were 7.0% for the year ended December 31, 1997 and 8.2% for the 1996 period. This decrease in gross margins is primarily attributable to: i) increase in raw material costs and decrease in sales price; and ii) the semi-variable nature of certain costs in the costs of meat products sold such as labor, packaging, and utilities.

  Selling and administrative expenses increased to $2,447,303 during the year ended December 31, 1997 versus $2,211,351 for the same period in 1996. The increase is primarily attributable to normal expense increases and volume.

  Depreciation and amortization expense for the year ended December 31, 1997 was $1,204,975 versus $1,146,951 for the same period in 1996, an increase of 5.1%. Such increase is primarily due to the expansion of the freezer space and the employee welfare room at the Versailles plant. The 1400 square foot employee welfare room was completed in August 1997.

  Interest expense for the year ended December 31, 1997 was $727,861 versus interest expense of $839,198 for the same period in 1996. This decrease of $111,337 primarily relates to the decrease in the average debt outstanding during 1997.

  The Partnership reported net income of $254,381 for the year ended December 31, 1997 versus $817,678 for the 1996 period. This decrease in operating profit is primarily attributable to: i) the additional labor cost to produce excess pounds for a major customer during the fourth quarter of 1997; and ii) reduced sales leads related to Rally's Corporate business during the fourth quarter of 1997. This reduction in sales represents less than 5% for 1997 and is not expected to have a material impact on future revenues. These two major actions created higher than normal inventories during a declining market.

IMPACT OF YEAR 2000

  The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of Whiteford Food's internal use computer programs and its software products that are data sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result is a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

  Based on preliminary assessment, Whiteford Foods has determined that it will be required to modify or replace some of its internal use software so that it will function properly with respect to dates in the Year 2000 and thereafter. Whiteford's presently believes that with modifications to its existing software and/or conversions to new internal use software, the Year 2000 issue will not pose significant operational problems for Whiteford Foods or its customers.

  Whiteford Foods will utilize both internal and external resources to reprogram, or replace and test its software products for the Year 2000 modifications. Whiteford Foods anticipates completing the Year 2000 project as soon as practical but not later than June, 1999, which is prior to any anticipated impact. The total cost of the Year 2000 project has currently not been determined, but will be funded through operating cash flows. The requirements for the correction of Year 2000 issue and the date on which Whiteford Foods believes it will complete the Year 2000 modifications are based on Management's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and collect all relevant computer codes and similar uncertainties.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenues for the year ended December 31, 1996 were $59,366,563 versus $57,826,771 for 1995, an increase of 2.7% over the revenues for the prior period. This increase was primarily attributable to the increased sales effort and production capabilities at the Versailles plant.

  Gross profit from the sale of meat products increased to $4,838,404 in 1996 from $3,910,226 in 1995, reflecting an increase of pounds sold. Gross margins for 1996 were 8.2% versus 6.8% in 1995.

  Selling and administrative expenses increased to $2,211,351 in 1996 from $2,197,506 in 1995, a total increase of $13,845 or 0.6% over 1995 amounts. This increase was primarily attributable to increased poundage. Selling and administrative expenses represented 3.7% of sales in 1996 versus 3.8% of revenue during 1995.

  Depreciation and amortization increased to $1,146,951 in 1996 from $1,052,213 in 1995, a total increase of $94,738, due primarily to the expansion of the Versailles, Ohio facility and equipment used therein.

  Interest expense increased to $839,198 in 1996 from $799,494 in 1995. The increase was primarily attributable to an increase in the average debt outstanding during 1996 due primarily to the $3.8 million expansion of the Versailles plant.

  The Partnership reported a net income of $817,678 for 1996 versus a net income of $20,544 for 1995.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997, the Partnership had a negative working capital position of $397,866, versus a positive working capital of $156,933 at December 31, 1996.

  Cash provided by operating activities was $1,535,529 for the year ended December 31, 1997 reflecting net income of $254,381, depreciation and amortization of $1,204,975, and other net operating assets of $76,173. Cash provided by operating activities for the year ended December 31, 1996 was $1,289,705, with a net income of $817,678, depreciation and amortization of $1,146,951, offset by net decreases in other net operating assets of $674,924.

  Cash used in investing activities was $886,589 for 1997 versus $335,936 for 1996. The increase in cash used in investing activities is primarily attributable to the construction of a 1400 square foot employee welfare room at the Versailles plant. Cash provided by financing activities for 1997 consisted of net decreases in bank debt of $373,859 and distributions.

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

  The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $13,069 in 1997, -0- in 1996, $10,455 in 1995,
$13,069 in 1994, $2,614 in 1993, and -0- in 1992.  Suspended fees during
1997, 1996, 1995, 1994, 1993 and 1992 respectively, are $287,000, $300,000,
$290,000, $222,000, $229,000, and $228,000.

  Whiteford's working capital and equipment requirements are primarily met by
(a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $2,600,000 (with $2,600,000 outstanding at December 31, 1997), (the "Principal Revolver"); (b) a five year term credit facility of $2,200,000 (the "Principal Term Loan"); (c) a five year credit facility of $4,165,000 (the "Principal Mortgage Loan"); (d) a two year credit facility of $700,000, (the "Second Term Loan"); and (e) a five year credit facility of $500,000, (the "Third Term Loan")(collectively, the "Loans"). The final payment on the credit facility with Greenaway Consultant, Inc. was made in December 1997.

  The Principal Revolver bears interest at prime plus 1/2%. The Principal Term Loan bears an interest rate of 8.717%. The Principal Mortgage Loan bears an interest rate of 8.99%. The Second Term Loan bears an interest rate of prime plus 1/2%. The Third Term Loan bears an interest rate of 9.42%.
The Loans require the Partnership to meet certain financial covenants and restrict the ability of the Partnership to make distributions to Limited Partners without the consent of the principal lender. The Principal Revolver and the Principal Term Loan together with the Principal Mortgage Loan provided by the principal lender are secured by real property, fixed assets, equipment, inventory, receivables and intangibles of Whiteford's.

  The Partnership's 1998 capital budget calls for the expenditure of approximately $800,000 for building, plant, and equipment modifications and additions. The General Partner believes Whiteford's is in compliance with environmental protection laws and regulations, and does not anticipate making additional capital expenditures for such compliance in 1997. Such amounts are expected to be funded by internally generated cash flow. The General Partner believes that the above credit facilities along with cash flow from operations will be sufficient to meet the Partnerships' working capital and credit requirements for 1998.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                               PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

MANAGEMENT

  The Partnership has no officers or directors. The affairs of the Partnership are managed by the Gannon Group, Inc., the General Partner. The directors, executive officers and key employees of the General Partner as of December 31, 1997, are as follows:

  KEVIN T. GANNON, age 41, sole director, President and sole stockholder of Gannon Group, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

CURRENT YEAR REMUNERATION

  The Partnership has no officers or directors. Accordingly, no direct remuneration was paid to officers and directors of the Partnership for the year ended December 31, 1997. Remuneration to the General Partner is pursuant to Articles VI of the LIMITED PARTNERSHIP AGREEMENT (filed as Exhibit A to the Prospectus included in the Partnership's Registration Statement on Form S-1 [File No. 2-98273]) and incorporated herein by reference.

  Pursuant to Section 6.4(c) of the Limited Partnership Agreement, the General Partner is entitled to receive a management fee of approximately $300,000 for the calendar year 1997. However, Section 6.4(c)(v) limits all amounts payable to the General Partner pursuant to Section 6.4(c) to an amount which does not exceed 10% of aggregate distributions to Partners from "Cash Available for Distributions". Under the Limited Partnership Agreement, Cash Available for Distributions is comprised of cash funds from operations (after all expenses, debt repayments, capital improvements and replacements, but before depreciation) less amounts set aside for restoration or reserves. That portion of the management fee in excess of such 10% limitation is suspended, and future payment is delayed until such payment may be made without exceeding such limit.

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

  During calendar year 1997, the Partnership made aggregate distributions of $130,689 to the Partners. During calendar year 1996, the Partnership made no distributions to the Partners. During calendar year 1995, the Partnership made aggregate distributions to Partners from Cash Available for Distribution in the amounts of $104,551. As a result in 1997, the Partnership paid the General Partner 10% of such amount or $13,069, and suspended payment of approximately $287,000 of such management fee. The cumulative amount of annual management fees that have been suspended is $1,556,0000.

OTHER COMPENSATION ARRANGEMENTS

  There is no plan provided for or contributed to by the Partnership or the General Partner which provides annuity, pension or retirement benefits for the General Partner or the officers and directors of the General Partner. There is no existing plan provided for or contributed to by the General Partner which provides annuity, pension or benefits for its officers or directors. There are no arrangements for remuneration covering services as a director between the Partnership and any director of the General Partner. No options to purchase any securities of the General Partner were granted or exercised during its fiscal year ended December 31, 1997. No options were held to purchase securities of the Partnership as of December 31, 1997, and as of the date hereof.

  After the Partnership acquired the assets of Whiteford's, Inc., Whiteford's entered into a Services Agreement with Greenaway Consultant, Inc. ("GCI") under which GCI managed Whiteford's. GCI is owned by one of Whiteford's, Inc.'s former principal shareholders. This agreement has been extended to December 31, 2002.

  Subsequent to the Services Agreement, Whiteford's determined that it was desirable to lessen the cash flow burden resulting from the Installment Loan and the tax payment obligation. Whiteford's determined it was in a position to refinance $250,000 of the Installment Loan on a more favorable amortization basis and at a more favorable interest rate. As a result, Whiteford's consulted with GCI about GCI's willingness to accept a partial payment of the Installment Loan, extend the payments under the Installment Loan and to accept a right to receive payments in the future in lieu of being awarded part of the limited partnership units. As a result, Whiteford's and GCI entered into a "1993 Services Agreement" which (i) rescinds the original Services Agreement and the Letter Agreement, (ii) reaffirms the covenant not to compete for GCI and its shareholder, (iii) provides for the remaining principal balance of the Installment Loan ($420,000) to be payable over a four year period with quarterly principal payments of $26,250 plus interest, (the first quarterly payment beginning March 31, 1994), (iv) restricts GCI's equity interest in the limited partnership units to 1,00% (all of which has been delivered to GCI effective January 1, 1994, (v) provides Whiteford's payment to GCI of approximately $250,000 per year for its management services, and $500,000 upon a change of control or the sale of substantially all Whiteford's assets. The final payment of the Installment Loan with GCI was made in December 1997.

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


                                                    Whiteford Partners L.P.
                                               -------------------------------
                                                          (Registrant)
                                                    By Gannon Group, Inc.
                                                     Its General Partner

Date:   March 30, 1998                               /s/ Kevin T. Gannon
       -------------------------------         -------------------------------
                                                    Chief Executive Officer
                                                          and President


     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      SIGNATURES                       TITLE                          DATE
---------------------       --------------------------------    --------------

 /s/ Kevin T. Gannon        Chief Executive Officer,            March 30, 1998
---------------------       President, Chairman of the Board
 Kevin T. Gannon            and Sole Director (Principal
                            Executive Officer), Chief
                            Financial Officer, and Chief
                            Accounting Officer


                      ANNUAL REPORT ON FORM 10-K

              ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)

             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CERTAIN EXHIBITS

                     YEAR ENDED DECEMBER 31, 1997

                       WHITEFORD PARTNERS, L.P.

FORM 10-K -- ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)

         The following financial statements and financial statement schedules of the Partnership are included as part of this report at Item 8:

(a) 1.   Financial Statements


         CONSOLIDATED BALANCE SHEETS - December 31, 1997, and 1996.

         CONSOLIDATED STATEMENTS OF OPERATIONS - for the years ended December 31, 1997, 1996, and 1995.

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - for the years ended December 31, 1997, 1996, and 1995.

         CONSOLIDATED STATEMENTS OF CASH FLOWS - for the years ended December 31, 1997, 1996, and 1995.

         Notes to Consolidated Financial Statements

         Independent Auditors' Report


(a) 2. See Index to Exhibits immediately following the financial statement schedules.

                       WHITEFORD PARTNERS, L.P.
                     CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                   ------------------------
                                                      1997           1996
                                                 ------------  ------------
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                       $    264,247  $    121,163
 Accounts receivable - trade                        3,558,557     3,196,376
 Inventories                                        3,024,597     2,612,515
 Prepaid expenses                                      88,041       479,031
                                                 ------------  ------------

   TOTAL CURRENT ASSETS                             6,935,442     6,409,085

PROPERTY AND EQUIPMENT:
 Land and improvements                                 86,700        86,700
 Buildings                                          7,162,424     7,169,342
 Machinery and equipment                            9,985,864     9,096,286
 Accumulated depreciation                         (5,205,058)    (4,154,597)
                                                 ------------  ------------

   TOTAL PROPERTY AND EQUIPMENT                    12,029,930    12,197,731

OTHER ASSETS - NET OF AMORTIZATION                  2,832,650     2,960,144
                                                 ------------  ------------

    TOTAL ASSETS                                 $ 21,798,022  $ 21,566,960
                                                 ------------  ------------
                                                 ------------  ------------

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
 Accounts payable - trade                        $  3,249,121  $  2,685,099
 Notes payable and current maturities on
  long-term debt                                    3,425,625     2,827,006
 Accrued expenses and other liabilities               658,562       740,047
                                                 ------------  ------------

   TOTAL CURRENT LIABILITIES                        7,333,308     6,252,152

LONG-TERM DEBT                                      4,732,167     5,704,645

PARTNERS' CAPITAL:
 General Partner:
  Capital contributions                               132,931       132,931
  Capital transfers to Limited Partners             (117,800)      (117,800)
  Interest in Partnership net income                   18,684        16,140
  Distributions                                      (34,251)       (32,943)
                                                 ------------  ------------
                                                        (436)        (1,672)
 Class A Limited Partners:  Capital
  contributions, net of organization
  and offering costs of $2,010,082                 11,172,274    11,172,274
  Capital transfers from the General Partner          116,554       116,554
  Interest in Partnership net income                1,838,686     1,586,849
  Distributions                                   (3,394,531)    (3,263,842)
                                                 ------------  ------------
                                                    9,732,983     9,611,835
                                                 ------------  ------------
   TOTAL PARTNERS' CAPITAL                          9,732,547     9,610,163
                                                 ------------  ------------

    TOTAL LIABILITIES & PARTNERS' CAPITAL        $ 21,798,022  $ 21,566,960
                                                 ------------  ------------
                                                 ------------  ------------

             See notes to consolidated financial statements.
                                   F-1

                       WHITEFORD PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Year Ended December 31
                                                    -------------------------------------------
                                                         1997           1996           1995
                                                    -------------  -------------  -------------

REVENUES
 Sales of meat products                             $  62,224,110  $  59,026,632  $  57,667,240
 Interest and other                                       256,416        339,931        159,531
                                                    -------------  -------------  -------------
                                                       62,480,526     59,366,563     57,826,771

COST AND EXPENSES
 Cost of meat products sold                            57,846,006     54,188,228     53,757,014
 Selling and administrative                             2,434,234      2,211,351      2,187,051
 Administrative fee -- General Partner                     13,069             --         10,455
 Depreciation and amortization                          1,204,975      1,146,951      1,052,213
 Interest                                                 727,861        839,198        799,494
 Other                                                         --        163,157             --
                                                    -------------  -------------  -------------
                                                       62,226,145     58,548,885     57,806,227
                                                    -------------  -------------  -------------

   NET INCOME                                       $     254,381  $     817,678  $      20,544
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------

Summary of net income allocated to:
 General Partner                                    $       2,544  $       8,177  $         205
 Class A Limited Partners                                 251,837        809,501         20,339
                                                    -------------  -------------  -------------
                                                    $     254,381  $     817,678  $      20,544
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------
Net income per unit of Limited Partner Capital      $        0.19  $        0.63  $        0.02
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------
Weighted average units issued and outstanding           1,306,890      1,306,890      1,306,890
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------


             See notes to consolidated financial statements.
                                   F-2

                                   WHITEFORD PARTNERS, L.P.
                   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                             GENERAL PARTNER                                   LIMITED PARTNERS
                               --------------------------------------------   ----------------------------------------------------
                                                                                CAPITAL CONTRIBUTIONS
                                                                              ------------------------
                                             CAPITAL                                                       INTEREST
                                CAPITAL     TRANSFERS  INTEREST                  FROM          FROM         IN NET
                                CONTRI-    TO LIMITED   IN NET      DISTRI-     LIMITED       GENERAL       INCOME      DISTRI-
                                BUTION      PARTNERS    INCOME      BUTIONS     PARTNERS     PARTNER        (LOSS)      BUTIONS
                              ---------  ------------  ---------  ----------  ------------  ----------   ----------  -------------
Balances, December 31, 1994   $ 132,931  $  (117,800)  $  7,758   $ (31,897)  $ 11,172,274  $  116,554   $  757,009  $ (3,159,291)

Net Income                                                  205                                              20,339
Distributions                                                        (1,046)                                             (104,551)
                              ---------  ------------  ---------  ----------  ------------  ----------   ----------  -------------
Balances, December 31, 1995     132,931     (117,800)     7,963     (32,943)    11,172,274     116,554      777,348    (3,263,842)

Net Income                                                8,177                                             809,501
                              ---------  ------------  ---------  ----------  ------------  ----------   ----------  -------------
Balances, December 31, 1996     132,931     (117,800)    16,140     (32,943)    11,172,274     116,554    1,586,849    (3,263,842)

Net Income                                                2,544                                             251,837
Distributions                                                        (1,308)                                             (130,689)
                              ---------  ------------  ---------  ----------  ------------  ----------   ----------  -------------
Balances, December 31, 1997   $ 132,931  $  (117,800)  $ 18,684   $ (34,251)  $ 11,172,274  $  116,554   $1,838,686  $ (3,394,531)
                              ---------  ------------  ---------  ----------  ------------  ----------   ----------  -------------
                              ---------  ------------  ---------  ----------  ------------  ----------   ----------  -------------


           $.10 weighted average outstanding units of Limited Capital in 1997, 1996 and 1995 respectively.


             See notes to consolidated financial statements.
                                   F-3

                       WHITEFORD PARTNERS, L.P.
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          1997           1996          1995
                                                     ------------   ------------  ------------
OPERATING ACTIVITIES:
 Net income                                          $    254,381   $    817,678  $     20,544
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         1,204,975      1,146,951     1,052,213
  Gain (Loss) on sale of fixed assets                     (23,091)       103,157           ---
  Increase (decrease) operating assets
   and liabilities:
   Accounts receivable                                   (362,181)      (651,207)     (113,339)
   Inventories                                           (412,082)      (193,049)        9,887
   Prepaid expenses                                       390,990        276,484      (675,890)
   Accounts payable                                       564,022        (15,345)      246,603
   Accrued expenses and other liabilities                 (81,485)      (194,964)      308,985
                                                     ------------   ------------  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               1,535,529      1,289,705       849,003

INVESTING ACTIVITIES:
 Purchase of property and equipment                      (928,913)      (443,036)   (3,155,430)
 Proceeds from disposal of property and equipment          42,324        107,100           ---
                                                     ------------   ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                    (886,589)      (335,936)   (3,155,430)

FINANCING ACTIVITIES:
 Proceeds from notes payable and long-term debt        22,894,939     18,795,383    19,484,383
 Payments on notes payable                            (23,268,798)   (20,116,236)  (17,013,569)
 Distributions to Limited and General Partners           (131,997)           ---      (105,597)
                                                     ------------   ------------  ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                   (505,856)    (1,320,853)    2,365,217
                                                     ------------   ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                             143,084       (367,084)       58,790
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                      121,163        488,247       429,457
                                                     ------------   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    264,247   $    121,163  $    488,247
                                                     ------------   ------------  ------------
                                                     ------------   ------------  ------------

             See notes to consolidated financial statements.
                                   F-4

WHITEFORD PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997
-------------------------------------------------------------------------------
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

   In 1993, the Partnership entered into a settlement agreement with certain participants in the Partnership's Distribution Reinvestment and Unit Acquisition Plan under which the Partnership repurchased 33,165 class A Units for a total purchase price of $218,194 payable over a five year period. The first installment in the amount of $62,049 was paid in 1993 with four subsequent annual installments of $39,036.25. The final installment was paid in July, 1997.

   At December 31, 1997 and at December 31, 1996, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

   INVENTORIES. Inventories of meat, meat products and packaging supplies are stated at the lower of first-in, first-out (FIFO) cost or market. The major components of inventories are as follows at December 31:


                                               1997          1996
                                            ----------    ----------
    Finished products                       $  722,300    $  721,949
    Raw materials                            1,145,188       793,511
    Packaging supplies and other             1,157,109     1,097,055
                                            ----------    ----------
                                            $3,024,597    $2,612,515
                                            ----------    ----------
                                            ----------    ----------

   PROPERTY AND EQUIPMENT. Property and equipment is stated at cost. Depreciation, computed using the straight-line method on the basis of the estimated useful lives of the depreciable assets, was $1,077,482, $1,019,458 and $924,719 in years 1997, 1996 and 1995, respectively. The costs of ordinary repairs and maintenance are charged to expense, while betterment and major replacements are capitalized.
   The carrying value of property and equipment and other long lived assets is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates the carrying value of the assets may not be recoverable, based on estimates of their undiscounted cash flows, the carrying value will be reduced to the asset's fair market value.

   OTHER ASSETS. Goodwill associated with the acquisition of Whiteford's Inc. is being amortized on a straight-line basis over a thirty-year period. Related accumulated amortization at December 31, 1997, 1996, and 1995, was $960,214, $839,345 and $718,476, respectively.

   DISTRIBUTIONS. The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determination. Distributions of $130,689 and $104,551 to Limited Partners were recorded in 1997 and 1995 respectively. No distributions were paid in 1996.

   INCOME TAXES. The Partnership files an information tax return. The items of income and expense are allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership. At December 31, 1997, the book basis of assets exceeds the tax basis of such assets by approximately $46,927 primarily due to the use of accelerated depreciation methods utilized for tax reporting purposes.

   CASH AND CASH EQUIVALENTS AND CASH FLOWS. Cash and cash equivalent amounts approximate fair value. For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Total interest paid was $733,733, $859,393 and $749,059 for 1997, 1996 and 1995,
respectively.

   NET INCOME PER UNIT OF LIMITED PARTNERS CAPITAL. The net income per unit of limited partners capital is calculated by dividing the net income allocated to limited partners by the weighted average units outstanding.

   CONCENTRATIONS. Financial instruments which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISKS, consist primarily of accounts receivable. The Partnership's accounts receivable are concentrated in major fast food restaurants and regional chains.

   To date, the Partnership has relied on a limited number of customers for a substantial portion of its total sales. The Partnership expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The failure to obtain new customers, the loss of existing customers or the reduction in sales from existing customers could materially adversely affect the Partnership's operating results (see Note G).

   The Partnership currently buys its meat and necessary supplies from a few vendors. Although there are a limited number of vendors capable of supplying these items, management believes that other suppliers could provide the products on comparable terms. A change in suppliers, however, could cause delay in delivery and a possible loss of sales, which would adversely affect operating results.

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

   The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $13,069 in 1997 and $10,455 in 1995. There were no administrative fees paid to the General Partner in 1996. Suspended fees as of December 31, 1997, for which no accrual has been recorded, total $1,556,000 ($1,269,000 as of December 31, 1996). This only becomes an obligation of the Partnership upon a change of control or sale of substantially all of the assets of the Partnership. The Partnership also has a service agreement with Greenaway Consultant, Inc. (GCI), which provides for the former principal owner of Whiteford's to provide consulting services to the Partnership. The agreement has been extended for five years expiring December 31, 2002, and provides minimum consulting fees of approximately
$250,000 per annum.  During 1997, 1996, and 1995 the minimum was paid.   GCI
will receive payment of $500,000 upon a change of control or sale of substantially all of the assets of the Partnership.

NOTE D - LONG TERM DEBT

The following schedule summarizes long-term debt at December 31:


                                                            1997           1996
                                                       ------------   ------------
Notes payable to bank due March, 2000
 interest at 8.99% at December 31, 1997                $  3,700,149   $  3,887,105

Notes payable to bank due July, 1999,
 interest at 8.717% at December 31, 1997                  1,302,561      1,590,087

Revolving credit agreement with a bank, due
 July 1998, interest at prime 1/2% at
 December 31, 1997                                        2,600,000      2,053,347

Note payable to Greenaway Consultant, Inc.,
 due December 31, 1997, interest at prime plus
 1.5% at December 31, 1997                                      -0-        105,000

Note payable to bank due January, 1999,
 interest at prime plus 1.25% at December 31, 1997          250,000        450,000

Note payable to bank due May, 2000
 interest at 9.42% at December 31, 1997                     274,454        368,923

Other                                                        30,628         77,189
                                                       ------------   ------------
                                                       $  8,157,792   $  8,531,651
Less portion classified as current                        3,425,625      2,827,006
                                                       ------------   ------------

                                                       $  4,732,167   $  5,704,645
                                                       ------------   ------------
                                                       ------------   ------------

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

   The revolving credit agreement permits borrowing of up to $2,600,000. Long-term debt and borrowing under the revolving credit agreement are collateralized by substantially all of the Partnership's property and equipment, inventory and accounts receivable.

   The aggregate annual maturities on the long-term debt for the Partnership for the three years subsequent to 1998 are: $683,430, $675,756, and $3,372,981.

   During 1997, 1996 and 1995, the weighted average interest rate on short-term borrowing was 9.1%, 9.1% and 9.4% respectively, while the weighted average month end amount outstanding was $3,179,441, $3,145,390 and $2,812,838 respectively. The largest outstanding month end balance was $3,425,625 in 1997, $3,285,690 during 1996 and $3,245,938 during 1995.

NOTE E - LEASES

       LEASE COMMITMENTS. The Partnership's leases, buildings and equipment, are under various noncancelable operating lease agreements. Lease rental expense for 1997, 1996 and 1995 was $724,984, $749,132 and $375,963,
respectively. The future minimum lease payments under the leases are as follows:

            1998                        $  736,430
            1999                           705,662
            2000                           673,821
            2001                           554,064
            Thereafter                     189,538
                                        ----------
                                        $2,859,515


NOTE F - EMPLOYEE BENEFIT PLAN

   The Partnership has a 401K Plan which covers substantially all employees who have completed one year of service. The Partnership matches a percentage up to 25% of the participant's contributions up to 6% of employee eligible compensation. Contributions to the Plan were $24,368 in 1997, $12,152 in 1996, and $10,900 in 1995.

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

  Sales of meat products to major customers are summarized as follows for the fiscal years ended December 31, 1997, and 1996.


   CUSTOMER                  1997           1996
   --------              -----------    -----------
   A                     $12,933,020    $12,280,924
   B                      11,958,749     11,163,393
   C                      10,550,602      9,133,022
   D                       7,048,837      8,307,416
   E                       7,010,712      8,140,374
   F                       3,629,905      1,893,490
                         -----------    -----------
                         $53,131,825    $50,918,619
                         -----------    -----------
                         -----------    -----------


 The total amounts receivable from these customers on December 31, 1997, and 1996, were $3,112,082 and $2,460,860, respectively.

[LETTERHEAD]

                       REPORT OF INDEPENDENT AUDITORS


Limited and General Partners
Whiteford Partners, L.P.

We have audited the accompanying consolidated balance sheets of Whiteford Partners, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whiteford Partners, L.P. and subsidiary at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                 /s/ Ernst & Young LLP


March 20, 1998

                      INDEX TO ATTACHED EXHIBITS

EXHIBIT
--------    ---------------------------------------------------------

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

10.31 Fifth Amendment to Credit Agreement dated May 9, 1996, incorporated by reference to Exhibit 10.31 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1996.

10.32       Lease agreement dated October 8, 1996 between
            Whiteford Foods Venture, L.P. and Fifth Third Leasing, incorporated by reference to Exhibit 10.32 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1996.

10.33       Lease agreement dated November 1, 1996 between
            Whiteford Foods Venture, L.P. and PNC Leasing
            Corporation, incorporated by reference to Exhibit
            10.33 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1996.

10.34       Second Amendment to Term Note dated March 31, 1997.

10.35       Sixth Amendment to Credit Agreement dated June 30,
            1997.

10.36       Lease agreement dated December 22, 1997 between
            Whiteford Foods Venture, L.P. and PNC Leasing.

13. 1990 Annual Report to Limited Partners, incorporated by reference to Exhibit 13 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1990.