Form 10-Q
period 1998-03-31
WHITEFORD PARTNERS L P
filed 1998-05-11
CIK 819215

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
YES  X   NO
    ---     ---

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.



          CLASS                         UNITS OUTSTANDING AT APRIL 30, 1998

-------------------------------------   ------------------------------------
LIMITED PARTNERSHIP CLASS A $10 UNITS                 1,306,890

                        THIS DOCUMENT CONTAINS 10 PAGES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------



                                                                                  Page Number

PART I.  FINANCIAL INFORMATION
        Item 1  Financial Statements



           Condensed Consolidated Balance Sheets as of March 31, 1998
               (Unaudited) and December 31, 1997 .........................................3



           Condensed Consolidated Statements of Operations and
               Undistributed Income for the three months
               ended March 31, 1998 and 1997 (Unaudited) .................................4



           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 (Unaudited)...........................5


           Notes to Condensed Consolidated Financial Statements (Unaudited)...............6


        Item 2  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ..............................................7



PART II.  OTHER INFORMATION ..............................................................9






                                     2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.


-------------------------------------------------------------------------------


                                                                          MARCH 31,       DECEMBER 31,
                                                                            1998              1997
                                                                         -----------     -------------
                                                                         (UNAUDITED)
                                   ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                            $    183,692    $    264,247
    Accounts receivable: Trade                                              3,122,939       3,558,557
    Inventories                                                             3,009,441       3,024,597
    Prepaid expenses and other assets                                         128,200          88,041
                                                                          -----------     -----------

        TOTAL CURRENT ASSETS                                             $  6,444,272    $  6,935,442

PROPERTY AND EQUIPMENT - net of accumulated depreciation
        of $5,444,734 and $5,205,058 in 1998 and 1997                      11,904,417      12,029,930

OTHER ASSETS - net of amortization                                          2,800,777       2,832,650
                                                                          -----------     -----------

               TOTAL ASSETS                                              $ 21,149,466    $ 21,798,022
                                                                          -----------     -----------
                                                                          -----------     -----------

                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
    Accounts payable                                                     $  2,985,069    $  3,249,121
    Notes payable and current maturities on long term debt                  3,197,478       3,425,625
    Accrued expenses and other liabilities                                    742,365         658,562
                                                                          -----------     -----------

        TOTAL CURRENT LIABILITIES                                        $  6,924,912    $  7,333,308

LONG-TERM DEBT                                                              4,531,353       4,732,167

PARTNERS' CAPITAL:
    General Partner:
        Capital contributions                                                 132,931         132,931
        Capital transfers to Limited Partners                                (117,800)       (117,800)
        Interest in Partnership net income                                     18,951          18,684
        Distributions                                                         (34,904)        (34,251)
                                                                          -----------     -----------
                                                                         $       (822)   $       (436)
    Limited Partners:
        Capital Contributions - net of organization and offering costs
           of $2,010,082                                                   11,172,274      11,172,274
        Capital transfers from General Partner                                116,554         116,554
        Interest in Partnership net income                                  1,865,071       1,838,686
        Distributions                                                      (3,459,876)     (3,394,531)
                                                                          -----------     -----------
                                                                         $  9,694,023    $  9,732,983
                                                                          -----------     -----------
           TOTAL PARTNERS' CAPITAL                                       $  9,693,201    $  9,732,547
                                                                          -----------     -----------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $ 21,149,466    $ 21,798,022
                                                                          -----------     -----------
                                                                          -----------     -----------

NOTE: The condensed balance sheet at December 31, 1997 has been taken from the audited financial statements at such date.



                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         ---------------------------
                                                                             1998             1997
                                                                           -------           -------
Revenues
    Sales of meat products                                               $ 15,883,910    $ 14,944,640
    Interest and other income                                                 104,918          55,697
                                                                          -----------     -----------
                                                                         $ 15,988,828      15,000,337

Costs and Expenses
    Cost of meat products sold                                             14,888,689      13,800,348
    Selling and administrative expenses                                       594,615         650,041
    Depreciation and amortization                                             303,457         291,769
    Interest                                                                  175,415         189,750
                                                                          -----------     -----------
                                                                         $ 15,962,176    $ 14,931,908
                                                                          -----------     -----------

        NET INCOME (LOSS)                                                $     26,652    $     68,429
                                                                          -----------     -----------
                                                                          -----------     -----------

Summary of net income allocated to
    General Partner                                                      $        267    $        684
    Limited Partners                                                           26,385          67,745
                                                                          -----------     -----------
                                                                         $     26,652    $     68,429
                                                                          -----------     -----------
                                                                          -----------     -----------

Net income per $10 unit of L.P. Capital                                  $       0.02    $       0.05
                                                                          -----------     -----------
                                                                          -----------     -----------

Average units issued and outstanding                                        1,306,890       1,306,890
                                                                          -----------     -----------
                                                                          -----------     -----------






                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (UNAUDITED)
-------------------------------------------------------------------------------


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                              1998           1997
                                                                         ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                $    559,722    $    237,644
                                                                          -----------     -----------

CASH FLOW USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                                   $   (160,818)   $    (30,001)
    Proceeds from disposal of property and equipment                           15,500             120
                                                                          -----------     -----------

NET CASH USED IN INVESTING ACTIVITIES                                    $   (145,318)   $    (29,881)
                                                                          -----------     -----------

CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
    Proceeds from notes payable                                          $  5,619,654    $  4,407,050
    Payments on notes payable                                              (6,048,615)     (4,516,013)
    Distributions to Limited and General Partners                             (65,998)             --
                                                                          -----------     -----------

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES                         $   (494 959)   $   (108,963)
                                                                          -----------     -----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                         $    (80,555)   $     98,800

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              264,247         121,163
                                                                          -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    183,692    $    219,963
                                                                          -----------     -----------
                                                                          -----------     -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest (excluding amount capitalized to fixed
          assets and inventory)                                          $    177,947    $    192,774
                                                                          -----------     -----------
                                                                          -----------     -----------



                                     5 of 10

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                                 MARCH 31, 1998
                                   (UNAUDITED)
-------------------------------------------------------------------------------
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

At March 31, 1998 and December 31, 1997, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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


                                     6 of 10

In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at March 31, 1998 and the condensed consolidated results of its operations for the three months ending March 31, 1998 and 1997 and the condensed consolidated cash flows for the three months ending March 31, 1998 and 1997. Operating results for the period ending March 31, 1998, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenues for the three months ended March 31, 1998 were $15,988,828 versus $15,000,337 for the comparable period in 1997, an increase of 6.6%. During the 1998 period 17,038,197 pounds of meat products were sold versus 16,245,678 pounds during the 1997 period, an increase of 792,519 pounds or 4.9%. The increase in pounds of meat products sold is primarily attributable to the increased sales effort and production capabilities at the Versailles plant.

Costs of meat products sold for the three months ended March 31, 1998 were $14,888,689 versus $13,800,348 for the comparable period ended March 31, 1997, an increase of 7.9%. The increase in the cost per pound is primarily attributable to general composition of the inventory sold and increase in commodity pricing. The General Partner expects general commodity prices to increase slightly during 1998.

Gross margins on sales were 6.9% for the three months ended March 31, 1998 and 8.0% for the 1997 period. This decrease in gross margins is primarily attributable to: i) increase in raw materials costs and ii) the semi- variable nature of certain costs of meats products sold such as labor, packaging and utilities.

Selling and administrative expenses decreased to $594,615 from $650,041, a decrease of $55,426. Selling and administration expenses represented 3.7% of revenue for the three months ended March 31, 1998 compared to 4.3% for the comparable period in 1997.

Depreciation and amortization expense for the three months ended March 31, 1998 was $303,457 versus $291,769 for the same period in 1997, an increase of 0.04%.

Interest expense for the three months ended March 31, 1998 was $175,415 versus interest expense of $189,750 for the same period in 1997. This decrease of $14,335 primarily relates to the decrease in the average outstanding debt.


                                     7 of 10

A net profit of $26,652 was realized in the 1998 period compared to $68,429 in the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Partnership had a negative working capital of $480,640 versus a negative working capital of $397,866 at December 31, 1997.

Cash provided by operating activities was $559,722 in 1998 versus $237,644 in the first quarter of 1997.

Cash used in investing activities was $145,318 in 1998 as compared to $29,881 in 1997.

The Partnership used $494,959 from financing activities during 1998 compared to $108,963 for the comparable period in 1997, representing net repayment of debt outstanding and distributions.

Whiteford's working capital and equipment requirements are primarily met by (a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $2,600,000 (with $2,372,480 outstanding at March 31, 1998),(the "Principal Revolver"); (b) a five year term credit facility of $2,200,000 ("the Principal Term Loan"); (c) a five year credit facility of $4,165,000,(the "Principal Mortagage Term Loan"); (d) a two year credit facility of $700,000, (the "Second Term Loan"); and (e) a five year credit facility of $500,000, (the "Third Term Loan") (collectively, the "Loans").

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

The Partnership's 1998 capital budget calls for the expenditure of $800,000 for building, plant and equipment modifications and additions. The General Partner believes Whiteford's is in compliance with environmental protection laws and regulations, and does not anticipate making additional capital expenditures for such compliance in 1998. Such amounts are expected to be funded by internally generated cash flow. The General Partner believes that the above credit facilities along with cash flow from operations will be sufficient to meet the Partnership's working capital and credit requirements for 1998.

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




                                      WHITEFORD PARTNERS, L.P.


Date   APRIL 30, 1998                 By    /S/ KEVIN T. GANNON
     ------------------                 ------------------------------
                                            Kevin T. Gannon, President
                                            Chief Executive Officer
                                            Chief Financial Officer
                                            Gannon Group, Inc.
                                            General Partner









                                    10 of 10