Form 10-Q
period 1998-06-30
WHITEFORD PARTNERS L P
filed 1998-08-04
CIK 819215

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X    NO
                                                  ------    ------

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

              CLASS                          UNITS OUTSTANDING AT JULY 31, 1998
-------------------------------------        ----------------------------------
LIMITED PARTNERSHIP CLASS A $10 UNITS                      1,306,890

                        THIS DOCUMENT CONTAINS 10 PAGES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                      Page Number
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements


           Condensed Consolidated Balance Sheets as of June 30, 1998
             (Unaudited) and December 31, 1997.......................................       3



           Condensed Consolidated Statements of Operations and
             Undistributed Income for the three months and six months
             ended June 30, 1998 and 1997 (Unaudited)................................       4



           Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 1998 and 1997 (Unaudited).........................       5


           Notes to Condensed Consolidated Financial Statements (Unaudited)..........       6


         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...........................................       7

PART II.  OTHER INFORMATION..........................................................       9


                                    2 of 10

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.
--------------------------------------------------------------------------------

                                                        JUNE 30,    DECEMBER 31,
                                                         1998           1997
                                                      -----------   ------------
                           ASSETS                     (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                            $   335,348   $   264,247
 Accounts receivable: Trade                             3,405,296     3,558,557
 Inventories                                            2,988,200     3,024,597
 Prepaid expenses and other assets                        118,424        88,041
                                                      -----------   ------------

  TOTAL CURRENT ASSETS                                $ 6,847,268   $ 6,935,442

PROPERTY AND EQUIPMENT - net of accumulated
  depreciation of $5,718,885 and $5,205,058 in
  1998 and 1997                                        11,760,511    12,029,930
OTHER ASSETS - net of amortization                      2,768,903     2,832,650
                                                      -----------   ------------

    TOTAL ASSETS                                      $21,376,682   $21,798,022
                                                      -----------   ------------
                                                      -----------   ------------

 LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
 Accounts payable                                     $ 3,687,922   $ 3,249,121
 Notes payable and current maturities on long
   term debt                                            2,640,303     3,425,625
 Accrued expenses and other liabilities                   846,144       658,562
                                                      -----------   ------------

  TOTAL CURRENT LIABILITIES                           $ 7,174,369   $ 7,333,308

LONG-TERM DEBT                                          4,377,798     4,732,167

PARTNERS' CAPITAL:
 General Partner:
  Capital contributions                                   132,931       132,931
  Capital transfers to Limited Partners                  (117,800)     (117,800)
  Interest in Partnership net income                       20,924        18,684
  Distributions                                           (35,558)      (34,251)
                                                      -----------   ------------
                                                      $       497   $      (436)
 Limited Partners:
  Capital Contributions - net of organization and
   offering costs of $2,010,082                        11,172,274    11,172,274
  Capital transfers from General Partner                  116,554       116,554
  Interest in Partnership net income/(loss)             2,060,410     1,838,686
  Distributions                                        (3,525,220)   (3,394,531)
                                                      -----------   ------------
                                                      $ 9,824,018   $ 9,732,983
                                                      -----------   ------------
   TOTAL PARTNERS' CAPITAL                            $ 9,824,515   $ 9,732,547
                                                      -----------   ------------

    TOTAL LIABILITIES AND PARTNERS' CAPITAL           $21,376,682   $21,798,022
                                                      -----------   ------------
                                                      -----------   ------------

NOTE: The condensed balance sheet at December 31, 1997 has been taken from the audited financial statements at such date.


                                    3 of 10

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                    ----------------------------  ---------------------------
                                                        1998            1997           1998           1997
                                                    -------------  -------------  ------------- -------------
Revenues
 Sales of meat products                             $  16,213,769  $  18,061,461  $  32,097,679 $  33,006,101
 Interest and other income                                 71,068         59,913        175,986       115,610
                                                    -------------  -------------  ------------- -------------
                                                    $  16,284,837  $  18,121,374  $  32,273,665    33,121,711

Costs and Expenses
 Cost of meat products sold                            14,998,495     16,666,622     29,887,184    30,466,970
 Selling and administrative expenses                      611,031        604,114      1,205,646     1,254,155
 Depreciation and amortization                            306,025        294,978        609,482       586,747
 Interest                                                 171,974        182,206        347,389       371,956
                                                    -------------  -------------  ------------- -------------
                                                    $  16,087,525  $  17,747,920  $  32,049,701 $  32,679,828
                                                    -------------  -------------  ------------- -------------
  NET INCOME                                        $     197,312  $     373,454  $     223,964 $     441,883
                                                    -------------  -------------  ------------- -------------
                                                    -------------  -------------  ------------- -------------

Summary of net income allocated to
 General Partner                                    $       1,973  $       3,735  $       2,240 $       4,419
 Limited Partners                                         195,339        369,719        221,724       437,464
                                                    -------------  -------------  ------------- -------------
                                                    $     197,312  $     373,454  $     223,964 $     441,883
                                                    -------------  -------------  ------------- -------------
                                                    -------------  -------------  ------------- -------------

Net income per $10 unit of L.P. Capital             $        0.15  $        0.29  $        0.17 $        0.34
                                                    -------------  -------------  ------------- -------------
                                                    -------------  -------------  ------------- -------------

Average units issued and outstanding                    1,306,890      1,306,890      1,306,890     1,306,890
                                                    -------------  -------------  ------------- -------------
                                                    -------------  -------------  ------------- -------------


                                    4 of 10

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                         1998            1997
                                                     ------------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES            $  1,618,350   $   784,552
                                                     ------------   -----------
CASH FLOW USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                  $   (291,064)  $  (419,902)
 Proceeds from Disposal of property and equipment          15,500           120
                                                     ------------   -----------

NET CASH USED IN INVESTING ACTIVITIES                $   (275,564)  $  (419,782)
                                                     ------------   -----------

CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
 Proceeds from notes payable                         $ 10,081,639   $10,365,493
 Payments on notes payable                            (11,221,328)  (10,584,963)
 Distributions to Limited and General Partners           (131,996)           --
                                                     ------------   -----------

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES     $ (1,271 685)  $  (219,470)
                                                     ------------   -----------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS     $     71,101   $   145,300

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          264,247       121,163
                                                     ------------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    335,348   $   266,463
                                                     ------------   -----------
                                                     ------------   -----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (excluding amount capitalized to fixed
   assets and inventory)                             $    353,587   $   376,148
                                                     ------------   -----------
                                                     ------------   -----------


                                    5 of 10

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                                 JUNE 30, 1998
                                  (UNAUDITED)
--------------------------------------------------------------------------------

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

At June 30, 1998 and December 31, 1997 the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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


                                    6 of 10

In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at June 30, 1998 and the condensed consolidated results of its operations for the six months ending June 30, 1998 and 1997 and the condensed consolidated cash flows for the six months ending June 30, 1998 and 1997. Operating results for the period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues for the six months ended June 30, 1998 were $32,273,665 versus $33,121,711 for the comparable period in 1997, a decrease of 2.6%. This decrease in sales is primarily attributable to the composition of pounds sold. During the 1998 period 34,738,863 pounds of meat products were sold versus 34,855,936 pounds during the 1997 period.

Costs of meat products sold for the six months ended June 30, 1998 were $29,887,184 versus $30,466,970 for the comparable period ended June 30, 1997, a decrease of 2.0%. The decrease in the cost per pound is primarily attributable to general composition of the inventory sold and commodity pricing.

Gross margins on sales were 7.4% for the six months ended June 30, l998 and 8.0% for the comparable period in 1997. The decrease in gross margins is attributiable the the semi-variable nature of certain costs of meat products sold such as labor, packaging and utilities.

Selling and administrative expenses were $1,205,646 for the 1998 period versus $1,254,155 for the 1997 period. Selling and administration expenses represented 3.7% of revenue for the six months ended June 30, 1998 and 3.8% the period ended June 30, 1997.

Depreciation and amortization expense for the six months ended June 30, 1998 was $609,482 versus $586,747 for the same period in 1997, an increase of 3.9%

Interest expense for the six months ended June 30, 1998 was $347,389 versus interest expense of $371,956 for the same period in 1997. This decrease of $24,567 primarily relates to the decrease in the average debt outstanding.

Net income of $223,964 was realized in the 1998 period compared to net income of $441,883 in the comparable period in 1997.


                                    7 of 10

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 the Partnership had a negative working capital of $327,101 versus a negative working capital of $397,866 at December 31, 1997.

Cash provided by operating activities was $1,618,350 in 1998 versus $784,552 in the 1997 period.

Cash used in investing activities was $275,564 in 1998 as compared to $419,782 in 1997.

The Partnership used $1,271,685 from financing activities during 1998 representing net repayment of debt outstanding. For the comparable period in 1997, the Partnership used $219,470.

Whiteford's working capital and equipment requirements are primarily met by
(a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $3,000,000 (with $1,865,306 outstanding at June 30, 1998),(the "Principal Revolver"); (b) a five year term credit facility of $2,200,000,(the "Principal Term Loan"); (c) a five year credit facility of $4,165,000,(the "Principal Mortgage Term Loan"); (d) a two year credit facility of $700,000,(the "Second Term Loan"); and (e) a five year credit facility of $500,000, (the "Third Term Loan"), (collectively, the "Loans").

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

                                     WHITEFORD PARTNERS, L.P.


Date  July 31, 1998                  By    /s/ Kevin T. Gannon
      ------------------               ---------------------------------
                                        Kevin T. Gannon, President
                                        Chief Executive Officer
                                        Chief Financial Officer
                                        Gannon Group, Inc.
                                        General Partner


                                    10 of 10