Form 10-Q
period 1998-09-30
WHITEFORD PARTNERS L P
filed 1998-11-09
CIK 819215

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                 CLASS                    UNITS OUTSTANDING AT OCTOBER 31, 1998

  -------------------------------------   -------------------------------------
  LIMITED PARTNERSHIP CLASS A $10 UNITS                  1,306,890

                        THIS DOCUMENT CONTAINS 10 PAGES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                     Page Number
PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements


       Condensed Consolidated Balance Sheets as of September 30, 1998
         (Unaudited) and December 31, 1997 ................................3



       Condensed Consolidated Statements of Operations and
         Undistributed Income for the three months and nine months
         ended September 30, 1998 and 1997 (Unaudited) ....................4



       Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 (Unaudited) .............5


       Notes to Condensed Consolidated Financial Statements
         (Unaudited) ......................................................6


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations .........................7



PART II.  OTHER INFORMATION ...............................................9


                                     2 of 10

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                           WHITEFORD PARTNERS, L.P.

-----------------------------------------------------------------------------------------------------


                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                              1998          1997
                                                                          -------------  ------------
                                                                          (UNAUDITED)
                                   ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                            $    426,016    $    264,247
    Accounts receivable: Trade                                              2,665,565       3,558,557
    Inventories                                                             3,502,269       3,024,597
    Prepaid expenses and other assets                                         138,198          88,041
                                                                         ------------    ------------
        TOTAL CURRENT ASSETS                                             $  6,732,048    $  6,935,442

PROPERTY AND EQUIPMENT - net of accumulated depreciation
        of $5,994,551 and $5,205,058 in 1998 and 1997                      11,612,752      12,029,930

OTHER ASSETS - net of amortization                                          2,737,031       2,832,650
                                                                         ------------    ------------

               TOTAL ASSETS                                              $ 21,081,831    $ 21,798,022
                                                                         ------------    ------------
                                                                         ------------    ------------

                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
    Accounts payable                                                     $  2,252,623    $  3,249,121
    Notes payable and current maturities on long term debt                  3,724,998       3,425,625
    Accrued expenses and other liabilities                                    743,480         658,562
                                                                         ------------    ------------

        TOTAL CURRENT LIABILITIES                                        $  6,721,101    $  7,333,308

LONG-TERM DEBT                                                              4,220,796       4,732,167

PARTNERS' CAPITAL:
    General Partner:
        Capital contributions                                                 132,931         132,931
        Capital transfers to Limited Partners                                (117,800)       (117,800)
        Interest in Partnership net income                                     24,738          18,684
        Distributions                                                         (36,211)        (34,251)
                                                                         ------------    ------------
                                                                         $      3,658    $       (436)
    Limited Partners:
        Capital Contributions - net of organization and offering costs
           of $2,010,082                                                   11,172,274      11,172,274
        Capital transfers from General Partner                                116,554         116,554
        Interest in Partnership net income/(loss)                           2,438,013       1,838,686
        Distributions                                                      (3,590,565)     (3,394,531)
                                                                         ------------    ------------
                                                                         $ 10,136,276    $  9,732,983
                                                                         ------------    ------------
           TOTAL PARTNERS' CAPITAL                                       $ 10,139,934    $  9,732,547
                                                                         ------------    ------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $ 21,081,831    $ 21,798,022
                                                                         ------------    ------------
                                                                         ------------    ------------

NOTE: The condensed balance sheet at December 31, 1997 has been taken from the audited financial statements at such date.


                                               3 of 10

                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      WHITEFORD PARTNERS, L.P.
                                            (UNAUDITED)

-----------------------------------------------------------------------------------------------

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                          ------------------------    -------------------------
                                              1998          1997          1998          1997
                                          -----------   -----------   -----------   -----------
Revenues
    Sales of meat products                $15,317,692   $16,314,380   $47,415,371   $49,320,481
    Interest and other income                  60,777        65,757       236,763       181,367
                                           ----------    ----------    ----------    ----------
                                          $15,378,469   $16,380,137   $47,652,134    49,501,848

Costs and Expenses
    Cost of meat products sold             13,848,639    14,988,485    43,735,823    45,455,455
    Selling and administrative expenses       670,091       676,753     1,875,737     1,930,908
    Depreciation and amortization             307,539       308,253       917,021       895,000
    Interest                                  170,783       178,894       518,172       550,850
                                           ----------    ----------    ----------    ----------
                                          $14,997,052   $16,152,385   $47,046,753   $48,832,213
                                           ----------    ----------    ----------    ----------

    Net Income - Operations               $   381,417   $   227,752   $   605,381   $   669,635
                                           ----------    ----------    ----------    ----------
                                           ----------    ----------    ----------    ----------
    Other Income
        Gain on Sale of Assets            $      --     $    23,091   $      --     $    23,091
                                           ----------    ----------    ----------    ----------

        NET INCOME                        $   381,417   $   250,843   $   605,381   $   692,726
                                           ----------    ----------    ----------    ----------
                                           ----------    ----------    ----------    ----------

Summary of net income allocated to
    General Partner                       $     3,814   $     2,508   $     6,054   $     6,927
    Limited Partners                          377,603       248,335       599,327       685,799
                                           ----------    ----------    ----------    ----------
                                          $   381,417   $   250,843   $   605,381   $   692,726
                                           ----------    ----------    ----------    ----------
                                           ----------    ----------    ----------    ----------

Net income per $10 unit of L.P. Capital   $      0.29   $      0.19   $      0.46   $      0.53
                                                 ----          ----          ----          ----
                                                 ----          ----          ----          ----

Average units issued and outstanding        1,306,890     1,306,890     1,306,890     1,306,890
                                           ----------    ----------    ----------    ----------
                                           ----------    ----------    ----------    ----------


                                     4 of 10

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               WHITEFORD PARTNERS, L.P.
                                     (UNAUDITED)

--------------------------------------------------------------------------------------

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              1998             1997
                                                          ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 $    975,231    $  1,853,206
                                                          ------------    ------------
CASH FLOW USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                    $   (418,970)   $ (1,036,969)
    Proceeds from Disposal of property and equipment            15,500          18,595
                                                          ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                     $   (403,470)   $ (1,018,374)
                                                          ------------    ------------

CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
    Proceeds from notes payable                           $ 15,163,943    $ 16,974,365
    Payments on notes payable                              (15,375,941)    (17,582,385)
    Distributions to Limited and General Partners             (197,994)        (65,998)
                                                          ------------    ------------

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES          $   (409,992)   $   (674,018)
                                                          ------------    ------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS          $    161,769    $    160,814

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               264,247         121,163
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    426,016    $    281,977
                                                          ------------    ------------
                                                          ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest (excluding amount capitalized to fixed
       assets and inventory)                              $    523,945    $    555,414
                                                          ------------    ------------
                                                          ------------    ------------


                                     5 of 10

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)
--------------------------------------------------------------------------------
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

At September 30, 1998 and December 31, 1997 the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

                                     6 of 10

In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at September 30, 1998 and the condensed consolidated results of its operations for the nine months ending September 30, 1998 and 1997 and the condensed consolidated cash flows for the nine months ending September 30, 1998 and 1997. Operating results for the period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1998.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the nine months ended September 30, 1998 were $47,652,134 versus $49,501,848 for the comparable period in 1997, a decrease of 3.7%. This decrease in sales is primarily attributable to the lower comodity pricing and the product mix. During the 1998 period 51,877,277 pounds of meat products were sold versus 52,070,790 pounds during the 1997 period.

Costs of meat products sold for the nine months ended September 30, 1998 were $43,735,823 versus $45,455,455 for the comparable period ended September 30, 1997, a decrease of 3.8%. The decrease in the cost per pound is primarily attributable to lower commodity pricing and the product mix.

Gross margins on sales were 8.2% for the nine months ended September 30, l998 and 8.2% for the comparable period in 1997.

Selling and administrative expenses were $1,875,737 for the 1998 period versus $1,930,908 for the 1997 period. Selling and administration expenses represented 3.9% of revenue for the nine months ended September 30, 1998 and 3.9% the period ended September 30, 1997.

Depreciation and amortization expense for the nine months ended September 30, 1998 was $917,021 versus $895,000 for the same period in 1997, an increase of 2.5%.

Interest expense for the nine months ended September 30, 1998 was $518,172 versus interest expense of $550,850 for the same period in 1997. This decrease of $32,678 primarily relates to the decrease in the average debt balance outstanding.

Net income of $605,381 was realized in the 1998 period compared to net income of $692,726 in the comparable period in 1997.

                                     7 of 10

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 the Partnership had a net working capital of $10,947 versus a negative working capital of $397,866 at December 31, 1997.

Cash provided by operating activities was $975,231 in 1998 versus $1,853,206 in the 1997 period.

Cash used in investing activities was $403,470 in 1998 as compared to $1,018,374 in 1997.

The Partnership used $409,992 from financing activities during 1998 representing net repayment of debt outstanding. For the comparable period in 1997, the Partnership used $674,018.

Whiteford's working capital and equipment requirements are primarily met by
(a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $3,000,000 (with $3,000,000 outstanding at September 30, 1998),(the "Principal Revolver"); (b) a five year term credit facility of $2,200,000,(the "Principal Term Loan"); (c) a five year credit facility of $4,165,000,(the "Principal Mortgage Term Loan"); (d) a two year credit facility of $700,000,(the "Second Term Loan"); and (e) a five year credit facility of $500,000, (the "Third Term Loan"), (collectively, the "Loans").

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




                                      WHITEFORD PARTNERS, L.P.


Date  October 31, 1998                By    /s/ Kevin T. Gannon
     -------------------                 -----------------------
                                          Kevin T. Gannon, President
                                          Chief Executive Officer
                                          Chief Financial Officer
                                          Gannon Group, Inc.
                                          General Partner





                                    10 of 10