Form 10-K405
period 1998-12-31
WHITEFORD PARTNERS L P
filed 1999-03-29
CIK 819215

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 1998

                                       OR

  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number: 33-15962

                            WHITEFORD PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       76-0222842
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

  770 NORTH CENTER STREET, VERSAILLES, OHIO                 45380
---------------------------------------------  --------------------------------
  (Address of principal executive offices)                (Zip Code)

                                1-800-225-6328
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                         ON WHICH REGISTERED
    -------------------                         -------------------
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
Yes X   No
   ---    ---

         At March 22, 1999, 1,306,890 Class A units had been subscribed for and issued.

                                     INDEX

 ITEM
  NO.                              DESCRIPTION                                  PAGE
------  ---------------------------------------------------------------------  ------
        PART I

  1.    Business                                                                  3

  2.    Properties                                                                5

  3.    Legal Proceedings                                                         5

  4.    Submission of Matters to a Vote of Security Holders                       5


        PART II

  5.    Market for Registrant's Common Equity and Related Stockholder             5
        Matters

  6.    Selected Financial Data                                                   6

  7.    Management's Discussion and Analysis of Results of Operations             7
        and Financial Condition

  8.    Financial Statements and Supplementary Data                              10

  9.    Changes in and Disagreements with Accountants on Accounting and          10
        Financial Disclosure


        PART III

 10.    Directors and Executive Officers of the Partnership                      10

 11.    Executive Compensation                                                   11

 12.    Security Ownership of Certain Beneficial Owners and Management           12

 13.    Certain Relationships and Related Transactions                           12


        PART IV

 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K          12

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

VERSAILLES, OHIO PLANT OPERATION

      Whiteford's is a further processor and distributor of meat products to major fast food restaurants and regional chains. It serves major metropolitan areas such as Chicago, Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Louisville and St. Louis. Whiteford's principal products are fresh frozen hamburger patties; precooked and uncooked ground beef, taco meat and roast beef; marinated beef entrees; and other items processed to customers' specifications. Major food chains served include Burger King and Rally's.

      Whiteford's purchases products principally from major domestic packers and regional distributors. However, it also utilizes imported beef. The General Partner believes its sources of supply are adequate for the foreseeable future.

      For the years ended December 31, 1998, 1997 and 1996 Whiteford's processed and sold 70.0 million pounds of product ($62.4 million), 66.7 million pounds of products ($62.2 million) and 64.8 million pounds of products ($59.0 million) respectfully, through its further processing and distribution operations.

MARKETING AND SALES

      Whiteford's customers consist primarily of major national and regional fast food retail chains in addition to HRI (Hotel, Restaurant, Institutional) customers and food products distributors. Sales operations are conducted locally by sales representatives from the Versailles location and through unaffiliated food products distributors and food brokers.

      The following customers contributed more than 10% of Whiteford's revenues for the fiscal year ended December 31, 1998; Gordon Food Service, 20.17%; ProSource, 18.25%; Maines Paper and Food Service, 17.81%, and Kings Provision, 13.00%.

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

      Whiteford's is subject to federal, state and local laws and regulations governing environmental protection, compliance with which has required capital and operating expenditures. The General Partner believes Whiteford's is in substantial compliance with such laws and regulations and does not anticipate making additional capital expenditures for such compliance in 1999. The General Partner is not aware of any violations of, or pending changes in such laws and regulations that are likely to result in material penalties or material increases in compliance costs. Changes in the requirements or mode of enforcement of certain of these laws and regulations, however, could impose additional costs upon Whiteford's which could materially and adversely affect its cost of doing business.

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

      The Whiteford's operation at Versailles, Ohio employed 261 personnel at December 31, 1998. The General Partner believes there will be sufficient personnel available to adequately manage the Partnership's business affairs.

ITEM 2.    PROPERTIES

PROPERTIES UTILIZED BY THE PARTNERSHIP

      The Partnership's executive offices are those of the General Partner, located at 770 North Center Street, Versailles, Ohio, 45380.

      The following table sets forth Whiteford's operational facilities and approximate capacities as of December 31, 1998.

                                                                                         ESTIMATED ANNUAL
                                                                                        TONS OF PRODUCTION
                                                                                        -------------------
                        GENERAL                                                                      1998
     LOCATION          CHARACTER                           SIZE                         CAPACITY    ACTUAL
-------------------  -------------  --------------------------------------------------  ---------  --------
Versailles, Ohio     Meat           Two separate facilities (1) 71,400 and (1) 33,000     40,000    35,000
                     Processing     square feet on 20 acres of land, (8)
                     Plant          hamburger/specialty lines, (2) grinding lines, (1)
                                    precooked line, (3) smoke houses, freezers,
                                    coolers, dry storage and office space.

All Whiteford's facilities are subject to a mortgage with two banks.

ITEM 3.    LEGAL PROCEEDINGS

      There are no material pending or threatened legal proceedings involving the Partnership, known to either the Partnership or the General Partner.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Limited Partners of the Partnership during 1998.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

      There is no established public trading market for the Partnership's Limited Partnership Units.

      The following table sets forth the amounts and dates of distributions to holders of Limited Partnership Units in 1997 and 1998.

                                                          Amount Per Limited
           Date                 Aggregate $ Amount         Partnership Unit
           ----                 ------------------         ----------------
      August 29, 1997                65,344.50                  0.05
      November 28, 1997              65,344.50                  0.05
      February 25, 1998              65,344.50                  0.05
      May 29, 1998                   65,344.50                  0.05
      August 25, 1998                65,344.50                  0.05
      November 27, 1998              65,344.50                  0.05

      Certain of the Partnership's loans with its lender contain restrictive covenants. One of the covenants restricts the Partnership from declaring or paying any distributions to its partners without the prior consent of the bank, except for amounts already classified as reinvested distributions in the balance sheet.

      The following table sets forth the approximate number of holders of record of the equity securities of the Partnership as of December 31, 1998:

               Title of Class                        Number of Record Holders
               --------------                        ------------------------
          Limited Partnership Units                            1,464

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

                                                                      YEAR ENDED DECEMBER 31
                                       ------------------------------------------------------------------------------------
                                             1998              1997             1996             1995            1994
                                           --------          --------         --------         ---------       --------
STATEMENT OF OPERATIONS DATA:
Revenue:
    Sale of meat products                $ 62,431,746      $ 62,224,110     $ 59,026,632     $ 57,667,240    $  64,108,391
    Interest and other                        338,696           256,416          339,931          159,531          236,930
                                        --------------    --------------   --------------   --------------   --------------
        Total revenue                      62,770,442        62,480,526       59,366,563       57,826,771       64,345,321
                                        --------------    --------------   --------------   --------------   --------------

Cost of sales                              57,551,373        57,846,006       54,188,228       53,757,014       60,428,954
                                        --------------    --------------   --------------   --------------   --------------
Gross Profit:
    Meat products                           4,880,373         4,378,104        4,838,404        3,910,226        3,679,437
    Other                                     338,696           256,416          339,931          159,531          236,930
                                        --------------    --------------   --------------   --------------   --------------
        Total gross profit                  5,219,069         4,634,520        5,178,335        4,069,757        3,916,367
                                        --------------    --------------   --------------   --------------   --------------


Selling and administrative                  2,575,320         2,447,303        2,211,351        2,197,506        1,963,623
Depreciation, amortization
    and interest                            1,907,188         1,932,836        1,986,149        1,851,707        1,121,232
Other expense                                      --               --           163,157              --               --
                                        --------------    --------------   ---------------  --------------   --------------
                                            4,482,508         4,380,139        4,360,657        4,049,213        3,084,855
                                        --------------    --------------   --------------   --------------   --------------

    Net Income                          $     736,561     $     254,381    $     817,678    $      20,544    $     831,512
                                        --------------    --------------   --------------   --------------   --------------
                                        --------------    --------------   --------------   --------------   --------------
Income per unit of
    Limited Partners' Capital           $        0.56     $        0.19    $        0.63    $        0.02    $        0.64
                                        --------------    --------------   --------------   --------------   --------------
                                        --------------    --------------   --------------   --------------   --------------
Weighted average units
    outstanding                             1,306,890         1,306,890        1,306,890        1,306,890        1,306,890
                                        --------------    --------------   --------------   --------------   --------------
                                        --------------    --------------   --------------   --------------   --------------

BALANCE SHEET DATA (DECEMBER 31):

    Working (deficit) capital           $     (55,756)    $    (397,866)   $     156,933    $    (525,037)   $     154,050
    Total assets                        $  20,986,810     $  21,798,022    $  21,566,960    $  22,280,444    $  19,339,095
    Long-term debt, less current
        maturities                      $   4,001,939     $   4,732,167    $   5,704,645    $   6,754,525    $   5,245,342
    Total partners' capital             $  10,205,117     $   9,732,547    $   9,610,163    $   8,792,485    $   8,877,538

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Management's discussion and analysis set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.

INFORMATION REGARDING AND FACTORS AFFECTING FORWARD-LOOKING STATEMENTS:

     The Partnership is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Partnership. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risk and uncertainties, which could cause actual results to differ materially from those expressed in the forward-looking statements. The Partnership's expectations, beliefs and projections are expressed in good faith and are believed by the Partnership to have a reasonable basis, including without limitation, Management's examination of historical operating trends, data contained in the Partnership's records, and other data available from third parties, but there can be no assurance that Management's expectations, beliefs or projections would result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, important factors that, in the view of the Partnership, could cause actual results to differ materially from those discussed in the forward-looking statements include demand for Whiteford Foods' products, the ability of Whiteford Foods to obtain widespread market acceptance of its products, the ability of the Partnership to obtain acceptable forms and amounts of financings, competitive factors, regulatory approvals and developments, economic conditions, the impact of competition and pricing, and other factors affecting the Partnership and Whiteford Foods' business that is beyond the Partnership's control. The Partnership has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

     The Partnership was organized as a Limited Partnership with a maximum operating life of twenty years ending 2007. The source of its capital has been from the sale of Class A, $10 Limited Partnership units in a public offering that terminated on November 10, 1989.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenue for the year ended December 31, 1998 were $62,770,442 versus $62,480,526 for the year ended December 31, 1997, an increase of $289,916. During the 1998 period, 70,008,202 pounds of meat products were sold versus 66,752,355 pounds during the 1997 period, an increase of 3,255,847 pounds or 4.9%. The increase in pounds of meat products sold is primarily attributable to the increased sales effort and production capabilities at the Versailles plant.

     Costs of meat products sold for the year ended December 31, 1998 were $57,551,373 versus $57,846,006 for the year ended December 31, 1997, a decrease of $294,633. During the 1998 period, 70,008,202 pounds of meat products were sold versus 66,752,355 pounds during the 1997 period. The average cost of meat products sold for 1998 was $.822 versus $.867 in the 1997 period, a decrease of 5.2%. The decrease in the cost per pound is primarily attributable to general composition of the product. The General Partner expects general commodity prices to increase slightly during 1999.

     Gross margins on meat sales were 7.8% for the year ended December 31, 1998 and 7.0% for the 1997 period. This increase in gross margins is primarily attributable to: i) decrease in raw material costs ; and ii) the semi-variable nature of certain costs in the costs of meat products sold such as labor, packaging, and utilities.

     Selling and administrative expenses increased to $2,575,320 during the year ended December 31, 1998 versus $2,447,303 for the same period in 1997. The increase is primarily attributable to normal expense increases and volume.

     Depreciation and amortization expense for the year ended December 31, 1998 was $1,227,791 versus $1,204,975 for the same period in 1997, an increase of 1.9%.

     Interest expense for the year ended December 31, 1998 was $679,397 versus interest expense of $727,861 for the same period in 1997. This decrease of $48,464 primarily relates to the decrease in the average debt outstanding during 1998.

     The Partnership reported net income of $736,561 for the year ended December 31, 1998 versus $254,381 for the 1997 period. This increase in operating profit is primarily attributable to the increased sales effort and the production capabilities at the Versailles plant.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of Whiteford Foods' internal use computer programs and its software products that are date sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

     Whiteford Foods has modified/upgraded and replaced some of its internal use software so that it will function with respect to dates in Year 2000 and thereafter. Whiteford's presently believes that with such modifications to its software and conversions to new internal use software, the Year 2000 issue will not pose significant operational problems for Whiteford Foods or its customers. Whiteford Foods has and will continue to utilize both internal and external resources to reprogram, replace and test its software for the Year 2000 modifications.

     Whiteford Foods is also in contact with its customers and major suppliers regarding whether they are Year 2000 compliant. Whiteford Foods anticipates completing its Year 2000 project as soon as practical but not later than June, 1999, which is prior to any anticipated impact. The total cost of the Year 2000 project has currently not been determined, but will be funded through operating cash flows. The requirements for the correction of Year 2000 issue and the date on which Whiteford Foods believes it will complete the Year 2000 modifications are based on Management's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modifications plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and collect all relevant computer codes and similar uncertainties. The effect, if any, on Whiteford Foods' results of operations if Whiteford Foods, its customers or its suppliers are not fully Year 2000 compliant is not reasonably estimable.

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues for the year ended December 31, 1997 were $62,480,526 versus $59,366,563 for the year ended December 31, 1996, an increase of 5.2%. During the 1997 period, 66,752,355 pounds of products were sold verses 64,788,156 pounds during the 1996 period, an increase of 1,964,199 pounds or 3.0%. The increase in pounds of meat products sold is primarily attributable to the increased sales effort and the production capabilities at the Versailles plant.

     Cost of meat products sold for the year ended December 31, 1997 were $57,846,606 versus $54,188,288 for the year ended December 31, 1996, an increase of 6.8%.

     Gross margins on meat sales were 7.0% for the year ended December 31, 1997 and 8.2% for the 1996 period. This decrease in gross margins is primarily attributable to: i) increase in raw material costs and decrease in sales price; and ii) the semi-variable nature of certain costs in the costs of meat products sold such as labor, packaging and utilities.

     Selling and administrative expenses increased to $2,447,303 in 1997 during the year ended December 31, 1997 verses $2,211,351 for the same period in 1996. This increase is primarily attributable to normal expense increases and volume.

     Depreciation and amortization expense for the year ended December 31, 1997 was $1,204,975 versus $1,146,951 for the same period in 1996, an increase of 5.1%. Such increase is primarily due to the expansion of the freezer space and the 1400 square foot employee welfare room at the Versailles plant.

     Interest expense for the year ended December 31, 1997 was $727,861 versus interest expense of $839,198 for the same period in 1996. The decrease of $111,337 primarily relates to the decrease in the average debt outstanding during 1997.

      The Partnership reported a net income of $254,381 for the year ended December 31, 1997 versus $817,678 for 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Partnership had a negative working capital position of $55,756 versus a negative working capital of $397,866 at December 31, 1997.

     Cash provided by operating activities was $1,764,155 for the year ended December 31, 1998 reflecting net income of $736,561, depreciation and amortization of $1,227,79l, offset by net decreases in other assets of $200,197. Cash provided by operating activities for the year ended December 31, 1997 was $1,535,529, with a net income of $254,381, depreciation and amortization of $1,204,975 and an increase in other net operating assets of $76,173.

     Cash used in investing activities was $627,382 for 1998 versus $886,589 for 1997. Cash provided by financing activities for 1998 consisted of net decreases in bank debt of $720,886 and distibutions.

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

     The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $26,138 in 1998, $13,069 in 1997, $-0- in 1996, $10,455 in 1995, $13,069 in 1994, $2,614 in 1993, and $-0- in 1992.
Suspended fees during 1998, 1997, 1996, 1995, 1994, 1993 and 1992 respectively, are $274,000, $287,000, $300,000, $290,000, $222,000, $229,000,
and $228,000.

     Whiteford's working capital and equipment requirements are primarily met by (a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $3,000,000 (with $2,752,099 outstanding at December 31, 1998), (the "Principal Revolver"); (b) a five year term credit facility of $2,200,000 (the "Principal Term Loan"); (c) a five year credit facility of $4,165,000 (the "Principal Mortgage Loan") and (d) a five year credit facility of $500,000, (the "Third Term Loan"), (the "Third Term Loan")(collectivley, the "Loans"). The final payment on the two year credit facility of $700,000 (the Second Term Loan) was made in December 1998.

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

     The Partnership's 1999 capital budget calls for the expenditure of approximately $880,000 for building, plant, and equipment modifications and additions. The General Partner believes Whiteford's is in compliance with environmental protection laws and regulations, and does not anticipate making additional capital expenditures for such compliance in 1999. Such amounts are expected to be funded by internally generated cash flow. The General Partner believes that the above credit facilities along with cash flow from operations will be sufficient to meet the Partnerships' working capital and credit requirements for 1999.

     The nature of the Partnership's business activities (primarily meat processing) are such that should annual inflation rates increase materially in the foreseeable future, the Partnership would experience increased costs for personnel and raw materials; however, it is believed that increased costs could substantially be passed on in the sales prices of its products.

MARKET RISK

     In the normal operation, the Company has market risk exposure to interest rates. At December 31, 1998, the Company had $7,436,906 in interest bearing debt obligations that are subject to market risk exposure to changes in interest rates. At December 31, 1998, $2,752,099 of outstanding debt is at variable rates with a weighted average interest rate of 8.83% and $4,684,807 is at fixed rates with a weighted average interest rate of 8.95%. The interest rate on the variable rate outstanding debt maturing in 1999 of $2,752,099 is 8.25%. The interest rate on the fixed rate outstanding debt maturing in 1999 of $682,868 is 9.04% and in 2000 of $4,001,939 is 9.04%. The
estimated fair value of the Company's debt at December 31, 1998 is equal to its carrying amount.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data of the Partnership are included in this report after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

MANAGEMENT

     The Partnership has no officers or directors. The affairs of the Partnership are managed by the Gannon Group, Inc., the General Partner. The directors, executive officers and key employees of the General Partner as of December 31, 1998, are as follows:

     KEVIN T. GANNON, age 42, sole director, President and sole stockholder of Gannon Group, Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION

CURRENT YEAR REMUNERATION

     The Partnership has no officers or directors. Accordingly, no direct remuneration was paid to officers and directors of the Partnership for the year ended December 31, 1998. Remuneration to the General Partner is pursuant to Articles VI of the LIMITED PARTNERSHIP AGREEMENT (filed as Exhibit A to the Prospectus included in the Partnership's Registration Statement on Form S-1 [File No. 2-98273]) and incorporated herein by reference.

     Pursuant to Section 6.4(c) of the Limited Partnership Agreement, the General Partner is entitled to receive a management fee of approximately $300,000 for the calendar year 1998. However, Section 6.4(c)(v) limits all amounts payable to the General Partner pursuant to Section 6.4(c) to an amount which does not exceed 10% of aggregate distributions to Partners from "Cash Available for Distributions". Under the Limited Partnership Agreement, Cash Available for Distributions is comprised of cash funds from operations (after all expenses, debt repayments, capital improvements and replacements, but before depreciation) less amounts set aside for restoration or reserves. That portion of the management fee in excess of such 10% limitation is suspended, and future payment is delayed until such payment may be made without exceeding such limit.

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

     During calendar year 1998, the Partnership made aggregate distributions of $261,378 to the Partners. During calendar year 1997, the Partnership made aggregate distributions of $130,869. No distributions were made to the Partners in 1996. As a result in 1998, the Partnership paid the General Partner 10% of such amount or $26,138, and suspended payment of approximately $274,000 of such management fee. The cumulative amount of annual management fees that have been suspended is $1,830,000.

OTHER COMPENSATION ARRANGEMENTS

     There is no plan provided for or contributed to by the Partnership or the General Partner which provides annuity, pension or retirement benefits for the General Partner or the officers and directors of the General Partner. There is no existing plan provided for or contributed to by the General Partner which provides annuity, pension or benefits for its officers or directors. There are no arrangements for remuneration covering services as a director between the Partnership and any director of the General Partner. No options to purchase any securities of the General Partner were granted or exercised during its fiscal year ended December 31, 1998. No options were held to purchase securities of the Partnership as of December 31, 1998, and as of the date hereof.

     After the Partnership acquired the assets of Whiteford's, Inc., Whiteford's entered into a Services Agreement with Greenaway Consultant, Inc. ("GCI") under which GCI managed Whiteford's. GCI is owned by one of Whiteford's, Inc.'s former principal shareholders. This agreement has been extended to December 31, 2002.

     Subsequent to the Services Agreement, Whiteford's determined that it was desirable to lessen the cash flow burden resulting from the Installment Loan and the tax payment obligation. Whiteford's determined it was in a position to refinance $250,000 of the Installment Loan on a more favorable amortization basis and at a more favorable interest rate. As a result, Whiteford's consulted with GCI about GCI's willingness to accept a partial payment of the Installment Loan, extend the payments under the Installment Loan and to accept a right to receive payments in the future in lieu of being awarded part of the limited partnership units. As a result, Whiteford's and GCI entered into a "1993 Services Agreement" which (i) rescinds the original Services Agreement and the Letter Agreement, (ii) reaffirms the covenant not to compete for GCI and its shareholder, (iii) provides for the remaining principal balance of the Installment Loan ($420,000) to be payable over a four year period with quarterly principal payments of $26,250 plus interest, (the first quarterly payment beginning March 31, 1994), (iv) restricts GCI's equity interest in the limited partnership units to 1.00% (all of which has been delivered to GCI effective January 1, 1994, (v) provides Whiteford's payment to GCI of approximately $250,000 per year for its management services, and $500,000 upon a change of control or the sale of substantially all Whiteford's assets. The final payment of the Installment Loan with GCI was made in December 1997.

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

                                            Whiteford Partners L.P.
                                  --------------------------------------------
                                                 (Registrant)
                                             By Gannon Group, Inc.
                                              Its General Partner

Date:   March 22, 1999                        /s/ Kevin T. Gannon
      ------------------          --------------------------------------------
                                            Chief Executive Officer
                                                  and President

     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            SIGNATURES                                   TITLE                                  DATE
------------------------------   ------------------------------------------------------   ----------------
     /s/ Kevin T. Gannon         Chief Executive Officer, President, Chairman of the        March 22, 1999
------------------------------   Board and Sole Director (Principal Executive Officer),
       Kevin T. Gannon           Chief Financial Officer, and Chief Accounting Officer

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1998

                            WHITEFORD PARTNERS, L.P.

FORM 10-K -- ITEM 8, ITEM 14 (a) (1) AND (2), (c) AND (d)

           The following financial statements and financial statement schedules of the Partnership are included as part of this report at Item 8:

(a) 1.     Financial Statements

           CONSOLIDATED BALANCE SHEETS - December 31, 1998, and 1997.

           CONSOLIDATED STATEMENTS OF INCOME - for the years ended December 31, 1998, 1997, and 1996.

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL - for the years ended December 31, 1998, 1997, and 1996.

           CONSOLIDATED STATEMENTS OF CASH FLOWS - for the years ended December 31, 1998, 1997, and 1996.

           Notes to Consolidated Financial Statements

           Independent Auditors' Report

(a) 2. See Index to Exhibits immediately following the financial statement schedules.

                            WHITEFORD PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                        --------------------------------
                                                                                            1998                1997
                                                                                        ------------        ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                           $    416,143        $    264,247
    Accounts receivable - trade                                                            3,332,971           3,558,557
    Inventories                                                                            2,565,555           3,024,597
    Prepaid expenses                                                                         409,329              88,041
                                                                                        ------------        ------------

           TOTAL CURRENT ASSETS                                                            6,723,998           6,935,442

PROPERTY AND EQUIPMENT:
    Land and improvements                                                                     86,700              86,700
    Buildings                                                                              7,253,443           7,162,424
    Machinery and equipment                                                               10,467,141           9,985,864
    Accumulated depreciation                                                              (6,249,629)         (5,205,058)
                                                                                        ------------        ------------

           TOTAL PROPERTY AND EQUIPMENT                                                   11,557,655          12,029,930

OTHER ASSETS - NET OF AMORTIZATION                                                         2,705,157           2,832,650
                                                                                        ------------        ------------

               TOTAL ASSETS                                                             $ 20,986,810        $ 21,798,022
                                                                                        ------------        ------------
                                                                                        ------------        ------------
LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Accounts payable - trade                                                            $  2,454,354        $  3,249,121
    Notes payable and current maturities on long-term debt                                 3,434,967           3,425,625
    Accrued expenses and other liabilities                                                   890,433             658,562
                                                                                        ------------        ------------

           TOTAL CURRENT LIABILITIES                                                       6,779,754           7,333,308

LONG-TERM DEBT                                                                             4,001,939           4,732,167

PARTNERS' CAPITAL:
    General Partner:
        Capital contributions                                                                132,931             132,931
        Capital transfers to Limited Partners                                               (117,800)           (117,800)
        Interest in net income                                                                26,050              18,684
        Distributions                                                                        (36,864)            (34,251)
                                                                                        ------------        ------------
                                                                                               4,317                (436)
    Class A Limited Partners:  Capital contributions, net of organization
          and offering costs of $2,010,082                                                11,172,274          11,172,274
        Capital transfers from the General Partner                                           116,554             116,554
        Interest in net income                                                             2,567,881           1,838,686
        Distributions                                                                     (3,655,909)         (3,394,531)
                                                                                        ------------        ------------
                                                                                          10,200,800           9,732,983
                                                                                        ------------        ------------
           TOTAL PARTNERS' CAPITAL                                                        10,205,117           9,732,547
                                                                                        ------------        ------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $ 20,986,810        $ 21,798,022
                                                                                        ------------        ------------
                                                                                        ------------        ------------

                 See notes to consolidated financial statements.

                            WHITEFORD PARTNERS, L.P.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Year Ended December 31
                                                                           ---------------------------------------------
                                                                               1998             1997           1996
                                                                           -------------   -------------   -------------
REVENUE
    Sales of meat products                                                 $  62,431,746   $  62,224,110   $  59,026,632
    Interest and other                                                           338,696         256,416         339,931
                                                                              ----------      ----------      ----------
                                                                              62,770,442      62,480,526      59,366,563
COST AND EXPENSES
    Cost of meat products sold                                                57,551,373      57,846,006      54,188,228
    Selling and administrative                                                 2,549,182       2,434,234       2,211,351
    Administrative fee -- General Partner                                         26,138          13,069              --
    Depreciation and amortization                                              1,227,791       1,204,975       1,146,951
    Interest                                                                     679,397         727,861         839,198
    Other                                                                             --              --         163,157
                                                                              ----------      ----------      ----------
                                                                              62,033,881      62,226,145      58,548,885
                                                                              ----------      ----------      ----------

          NET INCOME                                                       $     736,561   $     254,381   $     817,678
                                                                              ----------      ----------      ----------
                                                                              ----------      ----------      ----------
Summary of net income allocated to:
    General Partner                                                        $       7,366   $       2,544   $       8,177
    Class A Limited Partners                                                     729,195         251,837         809,501
                                                                              ----------       ---------      ----------
                                                                           $     736,561   $     254,381   $     817,678
                                                                              ----------      ----------      ----------
                                                                              ----------      ----------      ----------
Net income per unit of Limited Partner Capital                             $        0.56   $        0.19   $        0.63
                                                                              ----------      ----------      ----------
                                                                              ----------      ----------      ----------
Weighted average units issued and outstanding                                  1,306,890       1,306,890       1,306,890
                                                                              ----------      ----------      ----------
                                                                              ----------      ----------      ----------

                 See notes to consolidated financial statements.

                           WHITEFORD PARTNERS, L.P.
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                        GENERAL PARTNER
                                 ------------------------------------------------------------------
                                                      CAPITAL
                                     CAPITAL          TRANSFERS        INTEREST
                                     CONTRI-         TO LIMITED         IN NET          DISTRI-
                                     BUTION           PARTNERS          INCOME          BUTIONS
                                 ---------------   --------------   --------------   --------------
Balances, December 31, 1995      $     132,931    $    (117,800)   $       7,963    $     (32,943)

Net Income                                                                 8,177
Distributions
                                 --------------   --------------   --------------   --------------
Balances, December 31, 1996            132,931         (117,800)          16,140          (32,943)

Net Income                                                                 2,544
Distributions                                                                              (1,308)
                                 --------------   --------------   --------------   --------------
Balances, December 31, 1997            132,931         (117,800)          18,684          (34,251)

Net Income                                                                 7,366
Distributions                                                                              (2,613)
                                 --------------   --------------   --------------   --------------
Balances, December 31, 1998      $     132,931    $    (117,800)   $      26,050    $     (36,864)
                                 --------------   --------------   --------------   --------------
                                 --------------   --------------   --------------   --------------


                                                          LIMITED PARTNERS
                                  -----------------------------------------------------------------
                                      CAPITAL CONTRIBUTIONS
                                  ------------------------------

                                      FROM             FROM           INTEREST
                                    LIMITED           GENERAL          IN NET           DISTRI-
                                    PARTNERS          PARTNER          INCOME           BUTIONS
                                 --------------   --------------   --------------   --------------
Balances, December 31, 1995      $  11,172,274    $     116,554    $     777,348    $  (3,263,842)

Net Income                                                               809,501
Distributions
                                 --------------   --------------   --------------   --------------
Balances, December 31, 1996         11,172,274          116,554        1,586,849       (3,263,842)

Net Income                                                               251,837
Distributions                                                                            (130,689)
                                 --------------   --------------   --------------   --------------
Balances, December 31, 1997         11,172,274          116,554        1,838,686       (3,394,531)

Net Income                                                               729,195
Distributions                                                                            (261,378)
                                 --------------   --------------   --------------   --------------
Balances, December 31, 1998      $  11,172,274    $     116,554    $   2,567,881    $  (3,655,909)
                                 --------------   --------------   --------------   --------------
                                 --------------   --------------   --------------   --------------

$.10 weighted average outstanding units of Limited Capital in 1998, 1997 and 1996 respectively.

                 See notes to consolidated financial statements.

                           WHITEFORD PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                          -------------------------------------------------
                                                                              1998               1997             1996
                                                                          --------------    --------------   --------------
OPERATING ACTIVITIES:
  Net income                                                              $     736,561     $     254,381    $     817,678
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                             1,227,791         1,204,975        1,146,951
    (Gain) Loss on sale of fixed assets                                            (641)          (23,091)         103,157
    Changes in operating assets and liabilities:
      Accounts receivable - trade                                               225,586          (362,181)        (651,207)
      Inventories                                                               459,042          (412,082)        (193,049)
      Prepaid expenses                                                         (321,288)          390,990          276,484
      Accounts payable - trade                                                 (794,767)          564,022          (15,345)
      Accrued expenses and other liabilities                                    231,871           (81,485)        (194,964)
                                                                          --------------    --------------   --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     1,764,155         1,535,529        1,289,705

INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (642,882)         (928,913)        (443,036)
  Proceeds from disposal of property and equipment                               15,500            42,324          107,100
                                                                          --------------    --------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                                          (627,382)         (886,589)        (335,936)

FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                             18,604,404        22,894,939       18,795,383
  Payments on notes payable                                                 (19,325,290)      (23,268,798)     (20,116,236)
  Distributions to Limited and General Partners                                (263,991)         (131,997)              --
                                                                          --------------    --------------   --------------
NET CASH USED IN
  FINANCING ACTIVITIES                                                         (984,877)         (505,856)      (1,320,853)
                                                                          --------------    --------------   --------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                                 151,896           143,084         (367,084)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                           264,247           121,163          488,247
                                                                          --------------    --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $     416,143     $     264,247    $     121,163
                                                                          --------------    --------------   --------------
                                                                          --------------    --------------   --------------

                 See notes to consolidated financial statements.

WHITEFORD PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998
-------------------------------------------------------------------------------
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

   On March 26, 1990, the Partnership, through Whiteford Foods Venture, (Whiteford's) L.P. (formerly Granada/Whiteford Foods Venture, L.P.), a joint venture with an affiliate of the then General Partner, acquired the business assets of Whiteford's Inc., a meat processing and distribution company. The Partnership and Whiteford's currently operate in The Food Business segment only. The Partnership's interest in the operations and equity of Whiteford's is greater than 99.9%. The cash purchase price of the assets was $8,275,000 with liabilities of $3,776,806 assumed. The excess of the purchase price over the estimated fair value of the net tangible assets acquired of approximately $3,825,000 was recorded as goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the financial statements include the operations of Whiteford's from the date of acquisition.

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

   At December 31, 1998 and at December 31, 1997, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

     INVENTORIES. Inventories of meat, meat products and packaging supplies are stated at the lower of first-in, first-out (FIFO) cost or market. The major components of inventories are as follows at December 31:

                                                                               1998           1997
                                                                            ----------     ----------
          Finished products                                                 $  844,612     $  722,300
          Raw materials                                                        645,847      1,145,188
          Packaging supplies and other                                       1,075,096      1,157,109
                                                                            ----------     ----------
                                                                            $2,565,555     $3,024,597
                                                                            ----------     ----------
                                                                            ----------     ----------

     PROPERTY AND EQUIPMENT. Property and equipment is stated at cost. Depreciation, computed using the straight-line method on the basis of the estimated useful lives of the depreciable assets, was $1,100,298, $1,077,482 and $1,019,458 in years 1998, 1997 and 1996, respectively. The costs of ordinary repairs and maintenance are charged to expense, while betterment and major replacements are capitalized.

     The carrying value of property and equipment and other long lived assets is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates the carrying value of the assets may not be recoverable, based on estimates of their undiscounted cash flows, the carrying value will be reduced to the asset's fair market value.

     OTHER ASSETS. Goodwill associated with the acquisition of Whiteford's Inc. is being amortized on a straight-line basis over a thirty-year period. Related accumulated amortization at December 31, 1998 and 1997 was $1,081,083 and $960,214 respectively.

     DISTRIBUTIONS. The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determination. Distributions of $261,378 and $130,689 to Limited Partners were recorded in 1998 and 1997 respectively. No distributions were paid in 1996.

     INCOME TAXES. The Partnership files an information tax return. The items of income and expense are allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership. At December 31, 1998, the book basis of assets exceeds the tax basis of such assets by approximately $53,551 primarily due to the use of accelerated depreciation methods utilized for tax reporting purposes.

     CASH AND CASH EQUIVALENTS AND CASH FLOWS. Cash and cash equivalent amounts approximate fair value. For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Total interest paid was $690,506, $733,733 and $859,393 for 1998, 1997 and 1996,
respectively.

     NET INCOME PER UNIT OF LIMITED PARTNERS CAPITAL. The net income per unit of limited partners capital is calculated by dividing the net income allocated to limited partners by the weighted average units outstanding.

     CONCENTRATIONS. Financial instruments which potentially expose the Partnership to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISKS, consist primarily of accounts receivable. The Partnership's accounts receivable are concentrated in major fast food restaurants and regional chains.

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

     The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $26,138 in 1998 and $13,069 in 1997. There were no administrative fees paid to the General Partner in 1996. Suspended fees as of December 31, 1998, for which no accrual has been recorded, total $1,830,000 ($1,556,000 as of December 31, 1997). This only becomes an obligation of the Partnership upon a change of control or sale of substantially all of the assets of the Partnership. The Partnership also has a service agreement with Greenaway Consultant, Inc. (GCI), which provides for the former principal owner of Whiteford's to provide consulting services to the Partnership. The agreement has been extended for five years expiring December 31, 2002, and provides minimum consulting fees of approximately $250,000 per annum. During 1998, 1997, and 1996 the minimum was paid. GCI will receive payment of $500,000 upon a change of control or sale of substantially all of the assets of the Partnership.

NOTE D - LONG TERM DEBT

The following schedule summarizes long-term debt at December 31:

                                                                                   1998              1997
                                                                               -----------       -----------
Notes payable to bank due March, 2000,
     interest at 8.99% at December 31, 1998                                    $ 3,495,678       $ 3,700,149

Notes payable to bank due July, 2000,
     interest at 8.717% at December 31, 1998                                       988,570         1,302,561

Revolving credit agreement with a bank, due
     July 1999, interest at prime plus 1/2% at December 31, 1998                 2,752,099         2,600,000

Note payable to bank due January, 1999,
     interest at prime plus 1.25% at December 31, 1998                                 -0-           250,000

Note payable to bank due May, 2000
     interest at 9.42% at December 31, 1998                                        170,559           274,454

Other                                                                               30,000            30,628
                                                                               -----------       -----------
                                                                               $ 7,436,906       $ 8,157,792
Less portion classified as current                                               3,434,967         3,425,625
                                                                               -----------       -----------

                                                                               $ 4,001,939       $ 4,732,167
                                                                               -----------       -----------
                                                                               -----------       -----------

     The carrying value of the long term debt approximates fair value. The notes payable and the revolving credit agreement with the bank contain restrictive covenants. The covenants restrict the Partnership from declaring or paying any distributions to its partners without the prior written consent of the bank, except for amounts already classified as reinvested distributions in the balance sheet; limit the level of capital expenditures the Partnership may make in any fiscal year and require the Partnership to maintain certain financial ratios. In addition, the Partnership must maintain a monthly average of $100,000 on deposit with the bank as a compensating balance.

     The revolving credit agreement permits borrowing of up to $3,000,000. Long-term debt and borrowings under the revolving credit agreement are collateralized by substantially all of the Partnership's property and equipment, inventory and accounts receivable.

     The aggregate annual maturities on the long-term debt for the Partnership for the year subsequent to 1999 is $4,001,939.

     During 1998, 1997 and 1996, the weighted average interest rate on short-term borrowing was 9.1%, 9.1% and 9.1% respectively, while the weighted average month end amount outstanding was $3,504,626, $3,179,441 and $3,145,390 respectively. The largest outstanding month end balance was $3,779,814 in 1998, $3,425,625 during 1997 and $3,285,690 during 1996.

NOTE E - LEASES

              LEASE COMMITMENTS. The Partnership's leases, buildings and equipment, are under various noncancelable operating lease agreements. Lease rental expense for 1998, 1997 and 1996 was $766,494, $724,984 and $749,132,
respectively. The future minimum lease payments under the leases are as follows:


                  1999                                          $  661,871
                  2000                                             646,082
                  2001                                             555,927
                  2002                                             190,464
                                                                ----------
                                                                $2,054,344

NOTE F - EMPLOYEE BENEFIT PLAN

     The Partnership has a 401K Plan which covers substantially all employees who have completed one year of service. The Partnership matches a percentage up to 25% of the participant's contributions up to 6% of employee eligible compensation. Contributions to the Plan were $29,483 in 1998, $24,368 in 1997, and $12,152 in 1996.

NOTE G - MAJOR CUSTOMERS

     Whiteford's facility, located in Versailles, Ohio, operates as a further processor and distributor of beef products to major fast food restaurants and regional chains in the Midwest of the United States. Whiteford's principal products are fresh frozen hamburger patties; precooked and uncooked ground beef taco meat and roast beef, marinated beef entrees; and other items processed to the customers' specifications. Major food chains served include Burger King and Rally's.

   Sales of meat products to major customers are summarized as follows for the fiscal years ended December 31, 1998, 1997 and 1996.

       CUSTOMER            1998                1997                1996
       --------         -----------         -----------         -----------
       A                $12,662,467         $12,933,020         $12,280,924
       B                 11,456,004          11,958,749          11,163,393
       C                 11,181,287          10,550,602           9,133,022
       D                  8,161,942           7,048,837           8,307,416
       E                  4,854,235           7,010,712           8,140,374
       F                  2,869,691           3,629,905           1,893,490
                        -----------         -----------         -----------
                        $51,185,626         $53,131,825         $50,918,619
                        -----------         -----------         -----------
                        -----------         -----------         -----------

   The total amounts receivable from these customers on December 31, 1998, 1997 and 1996 were $2,800,657, $3,112,082 and $2,460,860, respectively.

                                  [LETTERHEAD]

                         Report of Independent Auditor's

Limited and General Partners
Whiteford Partners, L.P.

We have audited the accompanying consolidated balance sheets of Whiteford Partners, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whiteford Partners, L.P. and subsidiary at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31,1998, in conformity with generally accepted accounting principles.

                                        /s/  ERNST & YOUNG LLP

March 22, 1999

                           INDEX TO ATTACHED EXHIBITS


EXHIBIT
-----------   -----------------------------------------------------------------
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

10.2          Asset Purchase Agreement between Granada/Whiteford Foods
              Venture, L.P., Whiteford's Inc. and Albert D. Greenaway, incorporated by reference to Exhibit 2 to the Partnership's
              Form 8-K filing dated May 10, 1990, as amended (File No. 33-
              15962).

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

                                    F - 10


10.9 Memorandum of Agreement-- Dissolution of CMF (a Texas joint venture) effective October 1, 1991, stipulating terms and conditions of dissolution and wind- up of operations of CMF., incorporated by reference to Exhibit 10.9 to the Partnership's Annual Report on Form 10K for the year ended
              December 31, 1990.

10.10         Amendment to Certificate of Limited Partnership of
              Granada/Whiteford Foods Venture, L.P., State of Ohio
              Certificate of Amendment of Foreign Limited Partnership and
              Trade Name Registration, all dated April 30, 1992, and amending Name of Granada/Whiteford Foods Venture, L.P. to
              Whiteford Foods Venture, L.P., incorporated by reference to
              Exhibit 10.10 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1990.

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

                                    F - 11


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

                                    F - 12


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

10.33         Lease agreement dated November 1, 1996 between Whiteford
              Foods Venture, L.P. and PNC Leasing Corporation, incorporated by reference to Exhibit 10.33 to the Partnership's Annual Report on Form 10K for the year ended
              December 31, 1996.

10.34 Second Amendment to Term Note dated March 31, 1997, incorporated by reference to Exhibit 10.34 to the Partnership's Annual Report on Form 10K for the year ended
              December 31, 1997.

10.35 Sixth Amendment to Credit Agreement dated June 30, 1997, incorporated by reference to Exhibit 10.35 to the Partnership's Annual Report on Form 10k for the year ended
              December 31, 1997.

10.36         Lease agreement dated December 22, 1997 between Whiteford
              Foods Venture, L.P. and PNC Leasing, incorporated by reference to Exhibit 10.36 to the Partnership's Annual
              Report on Form 10k for the year ended December 31, 1997.

10.37         Seventh Admendment to Credit Agreement dated March 26, 1998.

10.38         Eighth Admendment to Credit Agreement dated July 1, 1998.

10.39         Third Admendment to Revolving Note dated July 1, 1998.

13. 1990 Annual Report to Limited Partners, incorporated by reference to Exhibit 13 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1990.