Form 10-Q
period 1999-03-31
WHITEFORD PARTNERS L P
filed 1999-05-11
CIK 819215

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES X   NO
                                              ---     ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

              CLASS                            UNITS OUTSTANDING AT MAY 4, 1999
-------------------------------------          --------------------------------
LIMITED PARTNERSHIP CLASS A $10 UNITS                       1,306,890


                     THIS DOCUMENT CONTAINS  10  PAGES
                                            ----

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                         Page Number
PART I.  FINANCIAL INFORMATION

     Item 1.Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 1999
            (Unaudited) and December 31, 1998..............................   3

        Condensed Consolidated Statements of Operations
            for the three months ended
            March 31, 1999 and 1998 (Unaudited)............................   4

        Condensed Consolidated Statements of Cash Flows for the three
            months ended March 31, 1999 and 1998 (Unaudited)...............   5

        Notes to Condensed Consolidated Financial Statements (Unaudited)...   6

     Item 2.Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................   7

PART II.  OTHER INFORMATION................................................   9


                                     2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.

                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    1999               1998
                                                                                 ------------      ------------
                                     ASSETS                                      (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                                    $    291,282      $    416,143
    Accounts receivable: Trade                                                      2,935,864         3,332,971
    Inventories:
        Finished products                                                           1,254,659           844,612
        Raw materials                                                                 777,842           645,847
        Packaging supplies & other                                                  1,099,222         1,075,096
                                                                                 ------------      ------------
                                                                                    3,131,723         2,565,555
    Prepaid expenses and other assets                                                 302,967           409,329
                                                                                 ------------      ------------

        TOTAL CURRENT ASSETS                                                     $  6,661,836      $  6,723,998

PROPERTY AND EQUIPMENT - net of accumulated depreciation
        of $6,535,920 and $6,249,629 in 1999 and 1998                              11,781,528        11,557,655

OTHER ASSETS - net of amortization                                                  2,673,284         2,705,157
                                                                                 ------------      ------------

               TOTAL ASSETS                                                      $ 21,116,648      $ 20,986,810
                                                                                 ============      ============

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Accounts payable                                                             $  3,142,685      $  2,454,354
    Notes payable and current maturities on long term debt                          3,682,868         3,434,967
    Accrued expenses and other liabilities                                            718,560           890,433
                                                                                 ------------      ------------

        TOTAL CURRENT LIABILITIES                                                $  7,544,113      $  6,779,754

LONG-TERM DEBT                                                                      3,837,172         4,001,939

PARTNERS' CAPITAL:
    General Partner:
        Capital contributions                                                         132,931           132,931
        Capital transfers to Limited Partners                                        (117,800)         (117,800)
        Interest in Partnership net income                                             22,012            26,050
        Distributions                                                                 (37,516)          (36,864)
                                                                                 ------------      ------------
                                                                                 $       (373)     $      4,317
    Limited Partners:
        Capital Contributions - net of organization and offering costs
           of $2,010,082                                                           11,172,274        11,172,274
        Capital transfers from General Partner                                        116,554           116,554
        Interest in Partnership net income                                          2,168,162         2,567,881
        Distributions                                                              (3,721,254)       (3,655,909)
                                                                                 ------------      ------------
                                                                                 $  9,735,736      $ 10,200,800
                                                                                 ------------      ------------
           TOTAL PARTNERS' CAPITAL                                               $  9,735,363      $ 10,205,117
                                                                                 ------------      ------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                           $ 21,116,648      $ 20,986,810
                                                                                 ============      ============

                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                   ------------      ------------
                                                       1999               1998
Revenues
    Sales of meat products                         $ 13,968,250      $ 15,883,910
    Interest and other income                            83,418           104,918
                                                   ------------      ------------
                                                   $ 14,051,668        15,988,828

Costs and Expenses
    Cost of meat products sold                       13,308,066        14,888,689
    Selling and administrative expenses                 672,964           594,615
    Depreciation and amortization                       318,164           303,457
    Interest                                            156,231           175,415
                                                   ------------      ------------

        NET (LOSS) INCOME                          $   (403,757)     $     26,652
                                                   ============      ============

Summary of net (loss) income allocated to
    General Partner                                $      (4038)     $        267
    Limited Partners                                   (399,719)           26,385
                                                   ------------      ------------
                                                   $   (403,757)     $     26,652
                                                   ============      ============
Net (loss) income per $10 unit of L.P. Capital     $      (0.31)     $       0.02
                                                   ============      ============
Weighted average units issued and outstanding         1,306,890         1,306,890
                                                   ============      ============


                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                  -----------      -----------
                                                                                     1999              1998
NET CASH PROVIDED IN OPERATING ACTIVITIES                                         $   368,166      $   559,722
                                                                                  -----------      -----------
CASH FLOW USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                                            $  (510,164)     $  (160,818)
    Proceeds from disposal of property and equipment                                        0           15,500
                                                                                  -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                                             $  (510,164)     $  (145,318)
                                                                                  -----------      -----------
CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
    Proceeds from notes payable                                                   $ 5,811,446      $ 5,619,654
    Payments on notes payable                                                      (5,728,311)      (6,048,615)
    Distributions to Limited and General Partners                                     (65,998)         (65,998)
                                                                                  -----------      -----------

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES                                  $    17,137      $  (494,959)
                                                                                  -----------      -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                             $  (124,861)     $   (80,555)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      416,143          264,247
                                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   291,282      $   183,692
                                                                                  ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest (excluding amount capitalized to fixed assets and inventory)     $   156,000      $   177,947
                                                                                  ===========      ===========


                                     5 of 10

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                                 MARCH 31, 1999
                                   (UNAUDITED)

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

The operational objectives of the Partnership are to own and operate businesses engaged in the development, production, processing, marketing, distribution and sale of food and related products (Food Businesses) for the purpose of providing quarterly cash distributions to the partners while providing capital appreciation through the potential appreciation of the Partnership's Food Businesses. The Partnership expects to operate for twenty years from inception, or for such shorter period as the General Partner may determine is in the best interest of the Partnership, or for such shorter period as determined by the majority of the Limited Partners. The Partnership currently operates in The Food Business Segment only.

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

At March 31, 1999 and December 31, 1998, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determinations.

The accompanying unaudited financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. While the Partnership believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Partnership's most recent annual report for the year ended December 31, 1998. A summary of the Partnership's significant accounting policies is presented on page F-5 of the Partnership's most recent annual report. There have been no material changes in the accounting policies followed by the Partnership during 1999.

In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at March 31, 1999 and the condensed consolidated results of its operations for the three months ending March 31, 1999 and 1998 and the condensed consolidated cash flows for the three months ending March 31, 1999 and 1998. Operating results for the period ending March 31, 1999, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.


NOTE B - INCOME TAXES

The Partnership files an information tax return, the items of income and expense being allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership.


                                     6 of 10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis set forth below should be read in conjunction with the accompanying condensed consolidated financial statements.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues for the three months ended March 31, 1999 were $14,051,668 versus $15,988,828 for the comparable period in 1998, a decrease of 12.1%. During the 1999 period 15,900,123 pounds of meat products were sold versus 17,038,197 pounds during the 1998 period, a decrease of 1,138,074 pounds or 6.7%. The decrease in sales of meat products sold is primarily attributable to a reduction in orders by customers.

Costs of meat products sold for the three months ended March 31, 1999 were $13,308,066 versus $14,888,689 for the comparable period ended March 31, 1998, a decrease of 10.6%. The decrease in the cost of meat products sold is primarily attributable to a decline in pounds produced and sold.

Gross margins on sales were 4.7% for the three months ended March 31, 1999 and 6.3% for the 1998 period. This decrease in gross margins is primarily attributable to the semi-variable nature of certain costs of meats products sold such as labor, packaging and utilities.

Selling and administrative expenses increased to $672,964 from $594,615, an increase of $78,349. Selling and administration expenses represented 4.8% of revenue for the three months ended March 31, 1999 compared to 3.7% for the comparable period in 1998.

Depreciation and amortization expense for the three months ended March 31, 1999 was $318,164 versus $303,457 for the same period in 1998, an increase of 4.8%.

Interest expense for the three months ended March 31, 1999 was $156,231 versus interest expense of $175,415 for the same period in 1998. This decrease of $19,184 primarily relates to the decrease in the average outstanding debt.

A net loss of $403,757 was realized in the 1999 period compared to a net profit of $26,652 in the comparable period in 1998.

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

Whiteford Foods has modified/upgraded and replaced some of its internal software so that it will function with respect to dates in Year 2000 and thereafter. Whiteford Foods presently believes that with such modifications to its software and conversions to new internal use software, the Year 2000 issue will not pose significant operational problems for Whiteford Foods or its customers. Whiteford Foods has and will continue to utilize both internal and external resources to reprogram, replace and test its software for the Year 2000 modifications.


                                     7 of 10

Whiteford Foods is also in contact with its customers and major suppliers regarding whether they are Year 2000 compliant. Whiteford Foods anticipates completing its Year 2000 project as soon as practical but not later than June, 1999, which is prior to any anticipated impact. The total cost of the Year 2000 project has currently not been determined, but will be funded through operating cash flows. The requirements for the correction of Year 2000 issue and the date on which Whiteford Foods believes it will complete the Year 2000 modifications are based on Management's best estimates which were derived utilizing numerous assumptions of future events including continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained to locate and collect all relevant computer codes and similar uncertainties. The effect, if any, on Whiteford Foods' result of operations if Whiteford Foods, its customers or its suppliers are not fully Year 2000 compliant is not reasonably estimable.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Partnership had a negative working capital of $882,277 versus a negative working capital of $55,756 at December 31, 1998.

Cash provided by operating activities was $368,166 in 1999 versus $559,722 in the first quarter of 1998.

Cash used in investing activities was $510,164 in 1999 as compared to $145,318 in 1998.

The Partnership provided $17,137 from financing activities during 1999. During the comparable period in 1998, the Partnership used $494,959 from financing activities, which represents net repayment of debt outstanding and distributions.

Whiteford Foods working capital and equipment requirements are primarily met by
(a) a revolving credit agreement with Whitefords' principal lender in the maximum amount of $3,000,000 (with $3,000,000 outstanding at March 31, 1999), (the "Principal Revolver"); (b) a five year term credit facility of $2,200,000 ("the Principal Term Loan"); (c) a five year credit facility of $4,165,000,(the "Principal Mortgage Term Loan"); and (d) a five year credit facility of $500,000, (the "Third Term Loan") (collectively, the "Loans").

The Principal Revolver bears interest at prime plus 1/2%. The Principal Term Loan bears an interest rate of 8.717%. The Principal Mortgage Loan bears interest of 8.99%. The Third Term bears an interest rate of 9.42%. The Loans require the Partnership to meet certain financial covenants and restrict the ability of the Partnership to make distributions to Limited Partners without the consent of the principal lender. The Principal Revolver and the Principal Term Loan (together with the Principal Mortgage Loan provided by the principal lender) are secured by real property, fixed assets, equipment, inventory, receivables and intangibles of Whiteford Foods.

The Partnership's 1999 capital budget calls for the expenditure of $800,000 for building, plant and equipment modifications and additions. The General Partner believes Whiteford Foods is in compliance with environmental protection laws and regulations, and does not anticipate making additional capital expenditures for such compliance in 1999. Such amounts are expected to be funded by internally generated cash flow. The General Partner believes that the above credit facilities along with cash flow from operations will be sufficient to meet the Partnership's working capital and credit requirements for 1999.

The nature of the Partnership's business activities (primarily meat processing) are such that should annual inflation rates increase materially in the foreseeable future, the Partnership would experience increased costs for personnel and raw materials; however, it is believed that increased costs could substantially be passed on in the sales price of its products.

MARKET RISK

There have been no significant changes in market risk since December 31, 1998.


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




                                        WHITEFORD PARTNERS, L.P.


Date May 4, 1999                        By   /s/ Kevin T. Gannon
     ------------                          -------------------------------
                                             Kevin T. Gannon, President
                                             Chief Executive Officer
                                             Chief Financial Officer
                                             Gannon Group, Inc.
                                             General Partner









                                    10 of 10