Form 10-Q
period 1999-06-30
WHITEFORD PARTNERS L P
filed 1999-08-12
CIK 819215

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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
YES  X   NO
    ---     ---


     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                 CLASS                      UNITS OUTSTANDING AT AUGUST 4, 1999

     ------------------------------         -----------------------------------
 LIMITED PARTNERSHIP CLASS A $10 UNITS                   1,306,890

                         THIS DOCUMENT CONTAINS 10 PAGES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           WHITEFORD PARTNERS, L.P.

                              INDEX TO FORM 10-Q
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                                Page Number
PART I.  FINANCIAL INFORMATION

        Item 1.Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 1999
               (Unaudited) and December 31, 1998..............................................       3

           Condensed Consolidated Statements of Operations
               for the three months and six months
               ended June 30, 1999 and 1998 (Unaudited).......................................       4

           Condensed Consolidated Statements of Cash Flows for the six
               months ended June 30, 1999 and 1998 (Unaudited)................................       5

           Notes to Condensed Consolidated Financial Statements (Unaudited)...................       6

        Item 2.Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................       7


PART II.  OTHER INFORMATION...................................................................       9


                                    2 of 10

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           WHITEFORD PARTNERS, L.P.

------------------------------------------------------------------------------------------------------------

                                                                                JUNE 30,        DECEMBER 31,
                                                                                  1999              1998
                                                                              ------------      ------------

                                                 ASSETS                       (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                                 $    414,353      $    416,143
    Accounts receivable: Trade                                                   2,441,967         3,332,971
    Inventories:
        Finished product                                                         1,011,303           844,612
        Raw materials                                                              556,273           645,847
        Packaging supplies and other                                             1,096,843         1,075,096
                                                                              ------------      ------------
                                                                                 2,664,419         2,565,555
    Prepaid expenses and other assets                                              200,160           409,329
                                                                              ------------      ------------

        TOTAL CURRENT ASSETS                                                  $  5,720,899      $  6,723,998

PROPERTY AND EQUIPMENT - net of accumulated depreciation
        of $6,829,244 and $6,249,629 in 1999 and 1998                           11,680,848        11,557,655

OTHER ASSETS - net of amortization                                               2,641,410         2,705,157
                                                                              ------------      ------------

               TOTAL ASSETS                                                   $ 20,043,157      $ 20,986,810
                                                                              ------------      ------------
                                                                              ------------      ------------

                                   LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
    Accounts payable                                                          $  2,456,044      $  2,454,354
    Notes payable and current maturities on long term debt                       3,943,000         3,434,967
    Accrued expenses and other liabilities                                         902,218           890,433
                                                                              ------------      ------------

        TOTAL CURRENT LIABILITIES                                             $  7,301,262      $  6,779,754

LONG-TERM DEBT                                                                   3,725,498         4,001,939

PARTNERS' CAPITAL:
    General Partner:
        Capital contributions                                                      132,931           132,931
        Capital transfers to Limited Partners                                     (117,800)         (117,800)
        Interest in Partnership net income                                          15,483            26,050
        Distributions                                                              (38,171)          (36,864)
                                                                              ------------      ------------
                                                                              $     (7,557)     $      4,317
    Limited Partners:
        Capital Contributions - net of organization and offering costs
           of $2,010,082                                                        11,172,274        11,172,274
        Capital transfers from General Partner                                     116,554           116,554
        Interest in Partnership net income                                       1,521,724         2,567,881
        Distributions                                                           (3,786,598)       (3,655,909)
                                                                              ------------      ------------
                                                                              $  9,023,954      $ 10,200,800
                                                                              ------------      ------------
           TOTAL PARTNERS' CAPITAL                                            $  9,016,397      $ 10,205,117
                                                                              ------------      ------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                        $ 20,043,157      $ 20,986,810
                                                                              ------------      ------------
                                                                              ------------      ------------


                                    3 of 10

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           WHITEFORD PARTNERS, L.P.
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                        -------------------------------     ------------------------------
                                                             1999               1998            1999              1998
                                                            ------             ------          ------            ------
Revenues
    Sales of meat products                              $ 13,901,529       $ 16,213,769     $ 27,869,779      $ 32,097,679
    Interest and other income                                 31,145             71,068          114,563           175,986
                                                          ----------         ----------       ----------        ----------
                                                        $ 13,932,674       $ 16,284,837     $ 27,984,342        32,273,665

Costs and Expenses
    Cost of meat products sold                            13,497,873         14,998,495       26,805,939        29,887,184
    Selling and administrative expenses                      601,924            611,031        1,274,888         1,205,646
    Depreciation and amortization                            325,197            306,025          643,361           609,482
    Interest                                                 160,647            171,974          316,878           347,389
                                                          ----------         ----------       ----------        ----------
        NET (LOSS) INCOME                               $   (652,967)      $    197,312     $ (1,056,724)     $    223,964
                                                          ----------         ----------       ----------        ----------
                                                          ----------         ----------       ----------        ----------

Summary of net (loss) income allocated to
    General Partner                                     $     (6,529)      $      1,973     $   (10,567)      $      2,240
    Limited Partners                                        (646,438)           195,339      (1,046,157)           221,724
                                                          ----------         ----------       ----------        ----------
                                                        $   (652,967)      $    197,312     $(1,056,724)      $    223,964
                                                          ----------         ----------       ----------        ----------
                                                          ----------         ----------       ----------        ----------

Net (loss) income per $10 unit of L.P. Capital          $      (0.50)      $       0.15     $      (0.81)     $       0.17
                                                          ----------         ----------       ----------        ----------
                                                          ----------         ----------       ----------        ----------

Weighted average units issued and outstanding              1,306,890          1,306,890         1,306,890        1,306,890
                                                          ----------         ----------       ----------        ----------
                                                          ----------         ----------       ----------        ----------


                                    4 of 10

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           WHITEFORD PARTNERS, L.P.
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------------------------

                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                 ------------     ------------
                                                                                     1999             1998
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $    601,421     $  1,618,350
                                                                                 ------------     ------------

CASH FLOW USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                                           $   (702,808)    $   (291,064)
    Proceeds from Disposal of property and equipment                                        0           15,500
                                                                                 ------------     ------------

NET CASH USED IN INVESTING ACTIVITIES                                            $   (702,808)    $   (275,564)
                                                                                 ------------     ------------

CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
    Proceeds from notes payable                                                  $  8,985,970     $ 10,081,639
    Payments on notes payable                                                      (8,754,377)     (11,221,328)
    Distributions to Limited and General Partners                                    (131,996)        (131,996)
                                                                                 ------------     ------------

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES                                 $     99,597     $ (1,271,685)
                                                                                 ------------     ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 $     (1,790)    $     71,101

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      416,143          264,247
                                                                                 ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    414,353     $    335,348
                                                                                 ------------     ------------
                                                                                 ------------     ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest (excluding amount capitalized to fixed assets and inventory)    $    284,356     $    353,587
                                                                                 ------------     ------------
                                                                                 ------------     ------------


                                    5 of 10

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           WHITEFORD PARTNERS, L.P.
                                 JUNE 30, 1999
                                  (UNAUDITED)
--------------------------------------------------------------------------------
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

At June 30, 1999 and December 31, 1998 the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at June 30, 1999 and the condensed consolidated results of its operations for the six months ending June 30, 1999 and 1998 and the condensed consolidated cash flows for the six months ending June 30, 1999 and 1998. Operating results for the period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.


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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenues for the six months ended June 30, 1999 were $27,984,342 versus $32,273,665 for the comparable period in 1998, a decrease of 13.3%. During the 1999 period 30,930,680 pounds of meat products were sold versus 34,738,863 pounds during the 1998 period. The decrease in sales of meat products sold is primarily attributable to a reduction in orders by customers. In response to this decline, in July 1999, the Company analyzed its operations and reduced costs including overhead and administration. This positions the Company with its future expected revenue stream.

Costs of meat products sold for the six months ended June 30, 1999 were $26,805,939 versus $29,887,184 for the comparable period ended June 30, 1998, a decrease of 10.3%. The decrease in the cost of meat products sold is primarily attributable to a decline in pounds produced and sold.

Gross margins on sales were 3.8% for the six months ended June 30, l999 and 6.9% for the comparable period in 1998. The decrease in gross margins is attributable to the semi-variable nature of certain costs of meat products sold such as labor, packaging and utilities.

Selling and administrative expenses were $1,274,888 for the 1999 period versus $1,205,646 for the 1998 period. Selling and administration expenses represented 4.6% of revenue for the six months ended June 30, 1999 and 3.7% the period ended June 30, 1998.

Depreciation and amortization expense for the six months ended June 30, 1999 was $643,361 versus $609,482 for the same period in 1998, an increase of 5.6%

Interest expense for the six months ended June 30, 1999 was $316,878 versus interest expense of $347,389 for the same period in 1998. This decrease of $30,511 primarily relates to the decrease in the average debt outstanding.

Net loss of $1,056,724 was realized in the 1999 period compared to net profit of $223,964 in the comparable period in 1998.

IMPACT OF YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of Whiteford Foods' internal use computer programs and its software products that are date sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including , among other things, a temporary inability to process transactions or engage in normal business activities.

Whiteford Foods has modified/upgraded and replaced some of its internal software so that it will function with respect to dates in Year 2000 and thereafter. Whiteford Foods presently believes that with such modifications to its software and conversions to new internal use software, the Year 2000 issue will not pose significant operational problems for Whiteford Foods or its customers. Whiteford Foods has and will continue to utilize both internal and external resources to reprogram, replace and test it software for the Year 2000 modifications.

Whiteford Foods is also in contact with its customers and major suppliers regarding whether they are Year 2000 compliant. Whiteford Foods anticipates completing its Year 2000 project as soon as practical but not later than August 1999, which is prior


                                    7 of 10
 to any anticipated impact. The total cost of the Year 2000 project has currently not been determined, but will be funded through operating cash flows. The requirements for the correction of Year 2000 issue and the date on which Whiteford Foods believes it will complete the Year 2000 modifications are based on Management's best estimates which were derived by utilizing numerous assumptions of future events including continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained to locate and collect all relevant computer codes and similar uncertainties. The effect, if any, on Whiteford Foods' result of operations if Whiteford Foods, its Customers or its suppliers are not fully Year 2000 compliant is not reasonably estimable.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 the Partnership had a negative working capital of $1,580,363 versus a negative working capital of $55,756 at December 31, 1998.

Cash provided by operating activities was $601,421 in 1999 versus $1,618,350 in the 1998 period.

Cash used in investing activities was $702,808 in 1999 as compared to $275,564 in 1998.

The Partnership provided $99,597 from financing activities during 1999. During the comparable period in 1998, the Partnership used $1,271,685 from financing activities.

Whiteford's working capital and equipment requirements are primarily met by (a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $3,500,000 (with $3,260,132 outstanding at June 30, 1999),(the "Principal Revolver"); (b) a five year term credit facility of $2,200,000,(the "Principal Term Loan"); (c) a five year credit facility of $4,165,000,(the "Principal Mortgage Term Loan"); (d) a two year credit facility of $700,000,(the "Second Term Loan"); and (e) a five year credit facility of $500,000, (the "Third Term Loan"), (collectively, the "Loans").

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




                                         WHITEFORD PARTNERS, L.P.


Date  AUGUST 4, 1999                     By    /s/ Kevin T. Gannon
     -----------------                     -------------------------------
                                                Kevin T. Gannon, President
                                                Chief Executive Officer
                                                Chief Financial Officer
                                                Gannon Group, Inc.
                                                General Partner


                                   10 of 10