Form 10-Q
period 1999-09-30
WHITEFORD PARTNERS L P
filed 1999-11-10
CIK 819215

================================================================================


                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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
Yes _X_   No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Units Outstanding at November 3, 1999
-------------------------------------      -------------------------------------
Limited Partnership Class A $10 Units                    1,306,890

                         This document contains 10 pages

================================================================================

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998
--------------------------------------------------------------------------------


                                                                     Page Number

Part I.  FINANCIAL INFORMATION

  Item 1.Financial Statements


     Condensed Consolidated Balance Sheets as of September 30, 1999
         (Unaudited) and December 31, 1998....................................3



     Condensed Consolidated Statements of Operations
         for the three months and nine months
         ended September 30, 1999 and 1998 (Unaudited)........................4



     Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (Unaudited).................5


     Notes to Condensed Consolidated Financial Statements (Unaudited).........6


  Item 2.Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................7



PART II.  OTHER INFORMATION...................................................9








                                     2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.
--------------------------------------------------------------------------------


                                                                         September 30,    December 31,
                                                                              1999           1998
                                                                          (Unaudited)
                                                                           ---------      -----------
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ........................................   $    299,562    $    416,143
    Accounts receivable: Trade .......................................      1,844,824       3,332,971
    Inventories:
        Finished product .............................................      1,411,707         844,612
        Raw materials ................................................        534,248         645,847
        Packaging supplies and other .................................      1,112,536       1,075,096
                                                                         ------------    ------------
                                                                            3,058,491       2,565,555
    Prepaid expenses and other assets ................................        163,050         409,329
                                                                         ------------    ------------

        TOTAL CURRENT ASSETS .........................................   $  5,365,927    $  6,723,998

PROPERTY AND EQUIPMENT - net of accumulated depreciation
        of $7,124,904 and $6,249,629 in 1999 and 1998 ................     11,456,799      11,557,655

OTHER ASSETS - net of amortization ...................................      2,609,537       2,705,157
                                                                         ------------    ------------

               TOTAL ASSETS ..........................................   $ 19,432,263    $ 20,986,810
                                                                         ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
    Accounts payable .................................................   $  2,156,265    $  2,454,354
    Notes payable and current maturities on long term debt ...........      3,736,893       3,434,967
    Accrued expenses and other liabilities ...........................        765,776         890,433
                                                                         ------------    ------------

        TOTAL CURRENT LIABILITIES ....................................   $  6,658,934    $  6,779,754

LONG-TERM DEBT .......................................................      3,725,498       4,001,939

PARTNERS' CAPITAL:
    General Partner:
        Capital contributions ........................................        132,931         132,931
        Capital transfers to Limited Partners ........................       (117,800)       (117,800)
        Interest in Partnership net income ...........................         15,797          26,050
        Distributions ................................................        (38,171)        (36,864)
                                                                         ------------    ------------
                                                                         $     (7,243)   $      4,317
    Limited Partners:
        Capital Contributions - net of organization and offering costs
           of $2,010,082 .............................................     11,172,274      11,172,274
        Capital transfers from General Partner .......................        116,554         116,554
        Interest in Partnership net income (loss) ....................      1,552,844       2,567,881
        Distributions ................................................     (3,786,598)     (3,655,909)
                                                                         ------------    ------------
                                                                         $  9,055,074    $ 10,200,800
                                                                         ------------    ------------
           TOTAL PARTNERS' CAPITAL ...................................   $  9,047,831    $ 10,205,117
                                                                         ------------    ------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL ...............   $ 19,432,263    $ 20,986,810
                                                                         ============    ============

                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                  September 30,
                                                 ---------------------------    ----------------------------
                                                       1999           1998            1999            1998
                                                     --------      ---------        --------        --------
Revenues
    Sales of meat products ...................   $ 12,456,526   $ 15,317,692    $ 40,326,305    $ 47,415,371
    Interest and other income ................         28,948         60,777         143,511         236,763
                                                 ------------   ------------    ------------    ------------
                                                 $ 12,485,474   $ 15,378,469    $ 40,469,816      47,652,134

Costs and Expenses
    Cost of meat products sold ...............     11,447,683     13,848,639      38,253,622      43,735,823
    Selling and administrative expenses ......        510,250        670,091       1,785,138       1,875,737
    Depreciation and amortization ............        327,533        307,539         970,894         917,021
    Interest .................................        168,575        170,783         485,453         518,172
                                                 ------------   ------------    ------------    ------------



        NET INCOME (LOSS) ....................   $     31,433   $    381,417    $ (1,025,291)   $    605,381
                                                 ============   ============    ============    ============


Summary of net income (loss) allocated to
    General Partner ..........................   $        314   $      3,814    $    (10,253)   $      6,054
    Limited Partners .........................         31,119        377,603      (1,015,038)        599,327
                                                 ------------   ------------    ------------    ------------
                                                 $     31,433   $    381,417    $ (1,025,291)   $    605,381
                                                 ============   ============    ============    ============

Net income (loss) per $10 unit of L.P. Capital   $       0.02   $       0.29    $      (0.78)   $       0.46
                                                 ============   ============    ============    ============
Average units issued and outstanding .........      1,306,890      1,306,890       1,306,890       1,306,890
                                                 ============   ============    ============    ============


                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------------------

                                                                        Nine Months Ended
                                                                          September 30,
                                                                ----------------------------
                                                                      1999            1998
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................... $    764,348    $    975,231
                                                                ------------    ------------

CASH USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment ........................ $   (774,419)   $   (418,970)
    Proceeds from Disposal of property and equipment ..........            0          15,500
                                                                ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES ......................... $   (774,419)   $   (403,470)
                                                                ------------    ------------


CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
    Proceeds from notes payable ............................... $ 14,476,888    $ 15,163,943
    Payments on notes payable .................................  (14,451,402)    (15,375,941)
    Distributions to Limited and General Partners .............     (131,996)       (197,994)
                                                                ------------    ------------

NET CASH USED IN FINANCING ACTIVITIES ......................... $   (106,510)   $   (409,992)
                                                                ------------    ------------


(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS .............. $   (116,581)   $    161,769

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............      416,143         264,247
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................... $    299,562    $    426,016
                                                                ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest (excluding amount capitalized to               $    352,393    $    523,945
           fixed assets and inventory)                          ============    ============


                                     5 of 10

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                               September 30, 1999
                                   (Unaudited)
--------------------------------------------------------------------------------
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

At September 30, 1999 and December 31, 1998 the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determinations.

The accompanying unaudited financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. While the Partnership believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes in the Partnership's most recent annual report for the year ended December 31, 1998. A summary of the Partnership's significant accounting policies is presented on page F-5 of the Partnership's most recent annual report. There have been no material changes in the accounting policies followed by the Partnership during 1999.

   In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at September 30, 1999 and the condensed consolidated results of its operations for the three and nine months ending September 30, 1999 and 1998 and the condensed consolidated cash flows for the nine months ending September 30, 1999 and 1998. Operating results for the period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

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

Results of Operations
---------------------

Nine months ended September 30, 1999 Compared to Nine Months ended September 30, 1998
--------------------------------------------------------------------------------

Revenues for the nine months ended September 30, 1999 were $40,469,816 versus $47,652,134 for the comparable period in 1998, a decrease of 15.1%. During the 1999 period 43,889,548 pounds of meat products were sold versus 51,877,277 pounds during the 1998 period. The decrease in sales of meat products sold is primarily attributable to a reduction in orders by customers. In response to this decline, in July 1999, the Company analyzed its operations and reduced costs, including overhead and administration.

Costs of meat products sold for the nine months ended September 30, 1999 were $38,253,622 versus $43,735,823 for the comparable period ended September 30, 1998, a decrease of 12.5%. The decrease in the costs is primarily attributable to a decline in pounds produced and sold.

Gross margins on sales were 5.5% for the nine months ended September 30, l999 and 8.2% for the comparable period in 1998. The decrease in gross margins is attributable to the semi-variable nature of certain costs of meat products sold such as labor, packaging and utilities.

Selling and administrative expenses were $1,785,138 for the 1999 period versus $1,875,737 for the 1998 period. Selling and administration expenses represented 4.4% of revenue for the nine months ended September 30, 1999 and 3.9% the period ended September 30, 1998.

Depreciation and amortization expense for the nine months ended September 30, 1999 was $970,894 versus $917,021 for the same period in 1998, an increase of 5.9%.

Interest expense for the nine months ended September 30, 1999 was $485,453 versus interest expense of $518,172 for the same period in 1998. This decrease of $32,719 primarily relates to the decrease in the average debt balance outstanding.

A loss of $1,025,291 was realized in the 1999 period compared to net income of $605,381 in the comparable period in 1998.

Impact of Year 2000
-----------------------

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

Whiteford Foods has modified/upgraded and replaced all of its internal software so that it will function with respect to dates in Year 2000 and thereafter. Whiteford Foods presently believes that with such modifications to its software and conversions to new internal use software, the Year 2000 issue will not pose any operational problems for Whiteford Foods or its customers. Whiteford Foods has and will continue to utilize both internal and external resources to reprogram, replace and test its software for the Year 2000 modifications.

Whiteford Foods is also in contact with its customers and major suppliers regarding whether they are Year 2000 compliant. Whiteford Foods has completed its Year 2000 project. The total cost of the Year 2000 project has not been fully determined, but has been funded through operating cash flows. The requirements for the correction of Year 2000 modifications are based on Management's best estimates, which were derived by utilizing numerous assumptions of future events including availability of

                                     7 of 10
certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that may cause such material differences include, but are not limited to, the availability of personnel trained to locate and collect all relevant codes and similar uncertainties. The effect, if any, on Whiteford Foods' result of operations if Whiteford Foods, its Customers or its suppliers are not fully Year 2000 compliant is not reasonably estimable.

Liquidity and Capital Resources
-------------------------------

At September 30, 1999 the Partnership had a negative working capital of $1,293,007 versus a negative working capital of $55,756 at December 31, 1998.

Cash provided by operating activities was $764,348 in 1999 versus $975,231 in the 1998 period.

Cash used in investing activities was $774,419 in 1999 as compared to $403,470 in 1998.

The Partnership used $106,510 from financing activities during 1999 representing net repayment of debt outstanding and distributions to the General and Limited Partners. For the comparable period in 1998, the Partnership used $409,992.

Whiteford's working capital and equipment requirements are primarily met by (a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $3,500,000 (with $3,054,025 outstanding at September 30, 1999), (the "Principal Revolver"); (b) a five year term credit facility of $2,200,000,(the "Principal Term Loan"); (c) a five year credit facility of $4,165,000,(the "Principal Mortgage Term Loan"); and (d) a five year credit facility of $500,000, (the "Third Term Loan"), (collectively, the "Loans"). During 1999, the Partnership amended its Credit Agreement with the Bank. In May 1999, the Principal Revolver was increased from $3,000,000 to $3,500,000 with a maturity of December 31, 1999. In November 1999, the Principal Term Loan was amended to extend the maturity to January 1, 2002.

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


Market Risk
-----------

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




                                       WHITEFORD PARTNERS, L.P.


Date  November 3, 1999                 By    /s/ Kevin T. Gannon
     -------------------                 -------------------------------
                                             Kevin T. Gannon, President
                                             Chief Executive Officer
                                             Chief Financial Officer
                                             Gannon Group, Inc.
                                             General Partner





                                    10 of 10