Form 10-K
period 1999-12-31
WHITEFORD PARTNERS L P
filed 2000-03-30
CIK 819215

--------------------------------------------------------------------------------


                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 1999

                                       OR
[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission file number: 33-15962

                            WHITEFORD PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

         Delaware                                            76-0222842
(State or other jurisdiction of                      (I.R.S. Identification No.)
incorporation or organization)

           770 North Center Street, Versailles, Ohio               45380
--------------------------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes [X]   No [ ]

         At March 29, 2000, 1,306,890 Class A units had been subscribed for and issued.

--------------------------------------------------------------------------------

                                      INDEX




Item
No.                                Description
                                                                          Page

        PART I

  1.    Business                                                           3

  2.    Properties                                                         4

  3.    Legal Proceedings                                                  5

  4.    Submission of Matters to a Vote of Security Holders                5


        PART II

  5.    Market for Registrant's Common Equity and
          Related Stockholder Matters                                      5

  6.    Selected Financial Data                                            6

  7.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               6

  7A.   Market Risk                                                        8

  8.    Financial Statements and Supplementary Data                        9

  9.    Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                           9


        PART III

 10.    Directors and Executive Officers of the Registrant                 9

 11.    Executive Compensation                                             9

 12.    Security Ownership of Certain Beneficial Owners and Management     10

 13.    Certain Relationships and Related Transactions                     10


        PART IV

 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K    10

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

      For the years ended December 31, 1999, 1998 and 1997, Whiteford's processed and sold 55.9 million pounds of products ($51.5 million), 70.0 million pounds of products ($62.4 million), and 66.7 million pounds of products ($62.2 million) respectfully, through its further processing and distribution operations.
                                        3

Marketing and Sales

      Whiteford's customers consist primarily of major national and regional fast food retail chains in addition to HRI (Hotel, Restaurant, Institutional) customers and food products distributors. Sales operations are conducted locally by sales representatives from the Versailles location and through unaffiliated food products distributors and food brokers.

      The following customers contributed more than 10% of Whiteford's revenues for the fiscal year ended December 31, 1999: Gordon Food Service, 26.7%; Maines Paper and Food Service, 25.3%; and Prosource 11.2%.

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

      Whiteford's is subject to federal, state and local laws and regulations governing environmental protection, compliance with which has required capital and operating expenditures. The General Partner believes Whiteford's is in substantial compliance with such laws and regulations and does not anticipate making additional capital expenditures for such compliance in 2000. The General Partner is not aware of any violations of, or pending changes in such laws and regulations that are likely to result in material penalties or material increases in compliance costs. Changes in the requirements or mode of enforcement of certain of these laws and regulations, however, could impose additional costs upon Whiteford Foods, which could materially and adversely affect its cost of doing business.

      Whiteford Foods is subject to various other federal, state and local regulations, none of which imposes material restrictions on its operations.

Employees

      The Partnership's operations have been managed by its general partner, Gannon Group, Inc. since May 4, 1992, and Granada Management Corporation from inception to May 4, 1992. Directly, the Partnership has no employees. The Partnership has utilized the services of employees of the General Partner and the former General Partner as needed for certain administrative services.

      The Whiteford's operation at Versailles, Ohio employed 171 personnel at December 31, 1999. The General Partner believes there will be sufficient personnel available to adequately manage the Partnership's business affairs.

ITEM 2.         PROPERTIES

Properties Utilized by the Partnership

      The Partnership's executive offices are those of the General Partner, located at 770 North Center Street, Versailles, Ohio 45380.

      The following table sets forth Whiteford's operational facilities and approximate capacities as of December 31, 1999.

                                                                                          Estimated Annual
                                                                                         Tons of Production
                                                                                         ------------------
                    General                                                                           1999
    Location       Character                             Size                             Capacity   Actual
    --------       ---------    --------------------------------------------------------  --------   ------
Versailles, Ohio   Meat         Two separate facilities (1) 71,400 and(1) 33,000 square    40,000    35,000
                   Processing   feet on 20 acres of land, (8) hamburger/specialty line,
                   Plant        (2) grinding  lines, (1) precooked line, (3) smoke houses, freezers, coolers, dry storage and office space.

All Whiteford's facilities are subject to a mortgage with two banks.

ITEM 3.    LEGAL PROCEEDINGS

      There are no material pending or threatened legal proceedings involving the Partnership, known to either the Partnership or the General Partner.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Limited Partners of the Partnership during 1999.


                                                           PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for the Partnership's Limited Partnership Units.

      The following table sets forth the amounts and dates of distributions to holders of Limited Partnership Units in 1998 and 1999.

                                                           Amount Per Limited
           Date                 Aggregate Amount             Partnership Unit
           ----                 ----------------            -----------------
      February 25, 1998              65,344.50                   0.05
      May 29, 1998                   65,344.50                   0.05
      August 25, 1998                65,344.50                   0.05
      November 27, 1998              65,344.50                   0.05
      March 2, 1999                  65,344.50                   0.05
      May 31, 1999                   65,344.50                   0.05

      Certain of the Partnership's loans with its lender contain restrictive covenants. One of the covenants restricts the Partnership from declaring or paying any distributions to its partners without the prior consent of the bank, except for amounts already classified as reinvested distributions in the balance sheet.

      The following table sets forth the approximate number of holders of record of the equity securities of the Partnership as of December 31, 1999:

           Title of Class                        Number of Record Holders
           --------------                        ------------------------

     Limited Partnership Units                            1,410

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

                                                            Year Ended December 31
                                    --------------------------------------------------------------------------


                                         1999            1998            1997           1996           1995
                                         ----            ----            ----           ----           ----
STATEMENT OF OPERATIONS DATA:
Revenues:
    Sale of meat products .......   $ 51,549,748    $ 62,431,746    $ 62,224,110    $ 59,026,632   $ 57,667,240
    Interest and other ..........        166,680         338,696         256,416         339,931        159,531
                                    ------------    ------------    ------------    ------------   ------------
        Total revenues ..........     51,716,428      62,770,442      62,480,526      59,366,563     57,826,771
                                    ------------    ------------    ------------    ------------   ------------
Cost of sales ...................     48,705,602      57,551,373      57,846,006      54,188,228     53,757,014
                                    ------------    ------------    ------------    ------------   ------------

Gross Profit
    Meat products ...............      2,844,146       4,880,373       4,378,104       4,838,404      3,910,226
    Other .......................        166,680         338,696         256,416         339,931        159,531
                                    ------------    ------------    ------------    ------------   ------------
        Total gross profit ......      3,010,826       5,219,069       4,634,520       5,178,335      4,069,757
                                    ------------    ------------    ------------    ------------   ------------

Selling and admin expenses ......      2,266,593       2,575,320       2,447,303       2,211,351      2,197,506
Depreciation, amortization
    and interest ................      1,915,768       1,907,188       1,932,836       1,986,149      1,851,707
Other expense ...................           --              --              --           163,157           --
                                    ------------    ------------    ------------    ------------   ------------
                                       4,182,361       4,482,508       4,380,139       4,360,657      4,049,213
                                    ------------    ------------    ------------    ------------   ------------
    Net (Loss) Income ...........   $ (1,171,535)   $    736,561    $    254,381    $    817,678   $     20,544
                                    ============    ============    ============    ============   ============

(Loss) Income per unit of
    Limited Partners' Capital ...   $      (0.90)   $       0.56    $       0.19    $       0.63   $       0.02
                                    ============    ============    ============    ============   ============

Weighted average units
outstanding .....................      1,306,890       1,306,890       1,306,890       1,306,890      1,306,890
                                    ============    ============    ============    ============   ============



BALANCE SHEET DATA (December 31):

    Working capital (deficit) ...   $ (1,376,913)   $    (55,756)   $   (397,866)   $    156,933   $   (525,037)
    Total assets ................   $ 19,620,720    $ 20,986,810    $ 21,798,022    $ 21,566,960   $ 22,280,444
    Long-term debt, less current
        maturities ..............   $  3,522,231    $  4,001,939    $  4,732,167    $  5,704,645   $  6,754,525
    Total partners' capital .....   $  8,901,586    $ 10,205,117    $  9,732,547    $  9,610,163   $  8,792,485

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.

Information Regarding and Factors Affecting Forward-Looking Statements:

    The partnership is including the following cautionary statement in this Annual Report on form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Partnership. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risk and uncertainties, which could cause actual results to differ materially from those expressed in the forward-looking statements. The Partnership's expectations, beliefs and projection are expressed in good faith and are believed by the Partnership to have reasonable basis, including without limitation, Management's examination of historical operating trends, data contained in the Partnership's records, and other data available from third parties, but there can be no assurance that Management's expectations, beliefs, or projections would result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, important factors that, in the view of the Partnership, could cause actual results to differ materially from those discussed in the forward-looking statements include demand for Whiteford Foods' products, the ability of Whiteford Foods to obtain widespread market acceptance of its products, the ability of the Partnership to obtain acceptable forms and amounts of financing, competitive factors, regulatory approvals and developments, economic conditions, the impact of competition and pricing, and other factors affecting the partnership and Whiteford Foods' business that is beyond the Partnership's control. The Partnership has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

     The Partnership was organized as a Limited Partnership with a maximum operating life of twenty years ending 2007. The source of its capital has been from the sale of Class A, $10 Limited Partnership units in a public offering that terminated on November 10, 1989.

Results of Operations
Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

     Revenues for the year ended December 31, 1999 were $51,716,428 versus $62,770,442 for the year ended December 31, 1998, a decrease of $11,054,014. During the 1999 period, 55,948,467 pounds of meat products were sold versus 70,008,202 pounds during the 1998 period, a decrease of 14,059,735 pounds. The decrease in pounds of meat products sold is primarily attributable to the decrease in sales order from certain customers.

     Costs of meat products sold for the year ended December 31, 1999 were $48,705,602 versus $57,551,373 for the year ended December 31, 1998, a decrease of $8,845,771. During the 1999 period, 55,948,467 pounds of meat products were sold versus 70,008,202 pounds during the 1998 period. The average cost of meat products sold for 1999 was $.871 versus $.822 in the 1998 period, an increase of 6.0%. The increase in the cost per pound is primarily attributable to general composition of the product. The General Partner expects general commodity prices to increase slightly during 2000.

     Gross margins on meat sales were 5.5% for the year ended December 31, 1999 and 7.8% for the 1998 period. This decrease in gross margins is primarily attributable to: i) increase in raw material costs; and ii) the semi-variable nature of certain costs in the costs of meat products sold such as labor, packaging, and utilities.

     Selling and administrative expenses decreased to $2,266,593 during the year ended December 31, 1999 versus $2,575,320 for the same period in 1998. The decrease is primarily attributable to reduction in volume.

     Depreciation and amortization expense for the year ended December 31, 1999 was $1,263,659 versus $1,227,791 for the same period in 1998, an increase of 2.9%.

     Interest expense for the year ended December 31, 1999 was $652,109 versus interest expense of $679,397 for the same period in 1998. This decrease of $27,288 primarily relates to the decrease in the average debt outstanding during 1999.

     The Partnership reported net loss of $1,171,535 for the year ended December 31, 1999 versus a net income of $736,561 for the 1998 period.

Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

     Revenues for the year ended December 31, 1998 were $62,770,442 versus $62,480,526 for the year ended December 31, 1997, an increase of $289,916.
During the 1998 period, 70,008,202 pounds of products were sold versus 66,752,355 pounds during the 1997 period, an increase of 3,255,847 pounds. This increase in pounds of meat products sold is primarily attributable to the increased sales effort and the production capabilities at the Versailles plant.

     Cost of meat products sold for the year ended December 31, 1998 were $57,551,373 versus $57,846,006 for the year ended December 31, 1997, a decrease of $294,633.

     Gross margins on meat sales were 7.8% for the year ended December 31, 1998 and 7.0% for the 1997 period. This increase in gross margins is primarily attributable to: i) decrease in raw material cost and decrease in sales price; and ii) the semi-variable nature of certain costs of meat products sold such as labor, packaging and utilities.

     Selling and administrative expenses increased to $2,575,320 during the year ended December 31, 1998 verses $2,447,303 for the same period in 1997. This is primarily attributable to normal expense increases and volume.

     Depreciation and amortization expense for the year ended December 31,1998 was $1,227,791 versus $1,204,975 for the same period in 1997, an increase of 1.9%.

     Interest expense for the year ended December 31, 1998 was $679,397 versus interest expense of $727,861 for the same period in 1997. The decrease of $48,464 primarily relates to the decrease in the average debt outstanding during 1998.

     The Partnership reported a net income of $736,561 for the year ended December 31, 1998 versus $254,381 for 1997 period.

Liquidity and Capital Resources

     At December 31, 1999, the Partnership had a negative working capital position of $1,376,913, versus a negative working capital of $55,756 at December 31, 1998.

     Cash provided by operating activities was $532,143 for the year ended December 31, 1999 reflecting net loss of $1,171,535, depreciation and amortization of $1,263,659, offset by net decreases in other assets of $440,019. Cash provided by operating activities for the year ended December 31, 1998 was $1,764,155, with a net income of $736,561, depreciation and amortization of $1,227,791,and a decrease in other net operating assets of $200,197.

     Cash used in investing activities was $797,578 for 1999 versus $627,382 for 1998. Cash provided by financing activities for 1999 consisted of net increases in bank debt of $262,504 and distributions.

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

     The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $13,069 in 1999, $26,138 in 1998, $13,069 in 1997,$-0-
in 1996,  $10,455 in 1995,  $13,069 in 1994,  $2,614 in 1993,  and $-0- in 1992.
Suspended  fees  during  1999,  1998,  1997,  1996,  1995,  1994,  1993 and 1992
respectively,  are $287,000,  $274,000,  $287,000, $300,000, $290,000, $222,000,
$229,000, and $228,000.

     Whiteford's working capital and equipment requirements are primarily met by
(a) a revolving credit agreement with Whiteford's principal lender based on a percentage of eligible accounts receivables and inventories plus an overadvance amount of $900,000 through April 30, 2000, reduced to $800,000 through May 31, 2000 and reduced to $700,000 thereafter (with $3,547,623 outstanding at December 31, 1999), (the "Principal Revolver"); (b) a commercial mortgage note of
$4,165,000 (with $3,271,972 outstanding at December 31, 1999) (the "Principal Mortgage Loan"); (c) an equipment note of $2,200,000 (with $793,502 outstanding at December 31, 1999) (the "Principal Term Loan");and, (d) a credit facility of $500,000, (with $56,312 outstanding at December 31, 1999) (the "Third Term Loan"), (collectively, the "Loans").

     The Principal Revolver bears interest at prime plus 1% on the first $2,500,000 and prime plus 2% on amounts outstanding over $2,500,000. The Principal Mortgage Loan and the Principal Term Loan bear interest at prime plus 1%. The Third Term Loan bears interest at 9.42%. The Loans require the Partnership to meet certain financial covenants and restrict the ability of the Partnership to make distributions to Limited Partners without the consent of the principal lenders. The Principal Revolver , Principal Mortgage Loan and the
Principal Term Loan provided by the principal lender are secured by real property, fixed assets, equipment, inventory, receivables and intangibles of the Partnership.

     The Partnership's 2000 capital budget calls for the expenditure of approximately $200,000 for building, plant, and equipment modifications and additions. The General Partner believes Whiteford's is in compliance with environmental protection laws and regulations, and does not anticipate making additional capital expenditures for such compliance in 2000. Such amounts are expected to be funded by internally generated cash flow. The General Partner believes that the above credit facilities along with cash flow from operations will be sufficient to meet the Partnerships' working capital and credit requirements for 2000.

     The nature of the Partnership's business activities (primarily meat processing) are such that should annual inflation rates increase materially in the foreseeable future, the Partnership would experience increased costs for personnel and raw materials; however, it is believed that increased costs could substantially be passed on in the sales prices of its products.

Impact of Year 2000

     Whiteford Foods has completed the changes required to ensure that all of its software, hardware and operating equipment will function properly with respect to dates in the Year 2000 and thereafter. The total cost of these changes was not material and has been expensed as incurred. The majority of the Year 2000 costs were incurred during fiscal year 1998 with substantially all of the remaining costs expensed in fiscal year 1999. As of the date of this report, Whiteford Foods' ability to provide services has not been adversely affected by Year 2000 issues.

ITEM 7A.  MARKET RISK

     In the normal operation, the Company has market risk exposure to interest rates. At December 31, 1999, the Company had $7,699,409 in interest bearing debt obligations that are subject to market risk exposure to change in interest rates. At December 31, 1999, $4,341,125 of outstanding debt is at variable rates with a weighted average interest rate of 8.59% and $3,358,284 is at fixed rates with a weighted-average interest rate of 9.21%. As the Company amended its bank agreements on December 31, 1999, effective on January 1, 2000, $7,613,097 of outstanding debt is at variable rates with a weighted-average interest rate of 10.14% and $86,312 is at fixed rates with a weighted-average interest rate of 9.42%. The interest rate on the variable rate outstanding maturing in 2000 of $4,172,281 is primarily based on the annual rate of interest equal to the sum of the prime rate plus one hundred (100) basis points per annum. The rate at December 31, 1999 was 10.25%. The interest rate on the variable rate outstanding maturing in 2001 and thereafter is 10.00%. The interest rate on the fixed rate outstanding debt maturing in 2000 and thereafter is 9.42%. The estimated fair value on the Company's debt at December 31, 1999 is equal to its carrying amount.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Management

     The Partnership has no officers or directors. The affairs of the Partnership are managed by the Gannon Group, Inc., the General Partner. The directors, executive officers and key employees of the General Partner as of December 31, 1999, are as follows:

     Kevin T. Gannon, age 43, sole director, President and sole stockholder of Gannon Group, Inc.

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

ITEM 11.       EXECUTIVE COMPENSATION

Current Year Remuneration

     The Partnership has no officers or directors. Accordingly, no direct remuneration was paid to officers and directors of the Partnership for the year ended December 31, 1999. Remuneration to the General Partner is pursuant to Articles VI of the LIMITED PARTNERSHIP AGREEMENT (filed as Exhibit A to the Prospectus included in the Partnership's Registration Statement on Form S-1 [File No. 2-98273]) and incorporated herein by reference.

     Pursuant to Section 6.4(c) of the Limited Partnership Agreement, the General Partner is entitled to receive a management fee of approximately
$300,000 for the calendar year 1999. However, Section 6.4(c)(v) limits all amounts payable to the General Partner pursuant to Section 6.4(c) to an amount which does not exceed 10% of aggregate distributions to Partners from "Cash Available for Distributions". Under the Limited Partnership Agreement, Cash Available for Distributions is comprised of cash funds from operations (after all expenses, debt repayments, capital improvements and replacements, but before depreciation) less amounts set aside for restoration or reserves. That portion of the management fee in excess of such 10% limitation is suspended, and future payment is delayed until such payment may be made without exceeding such limit. On dissolution of the Partnership, Section 15.3(a)(ii) of the Limited Partnership Agreement generally provides for the payment of creditors, and then pro rata payment to record holders for loans or other amounts owed to them by the Partnership, including without limitation any amounts owed to the General Partner pursuant to Section 6.4. Any amounts payable to the General Partner under Section 15.3(a)(ii) will be dependent upon the funds available for distribution on the dissolution of the Partnership.

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

     During calendar year 1999, the Partnership made aggregate distributions of $130,689 to the Limited Partners. During calendar year 1998, the Partnership made aggregate distributions of $261,378. As a result in 1999, the Partnership paid the General Partner 10% of such amount or $13,069, and suspended payment of approximately $287,000 of such management fee. The cumulative amount of annual management fees that have been suspended is $2,117,000.

Other Compensation Arrangements

     There is no plan provided for or contributed to by the Partnership or the General Partner which provides annuity, pension or retirement benefits for the General Partner or the officers and directors of the General Partner. There is no existing plan provided for or contributed to by the General Partner which provides annuity, pension or benefits for its officers or directors. There are no arrangements for remuneration covering services as a director between the Partnership and any director of the General Partner. No options to purchase any securities of the General Partner were granted or exercised during its fiscal year ended December 31, 1999. No options were held to purchase securities of the Partnership as of December 31, 1999, and as of the date hereof.

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



                                          Whiteford Partners L.P.
                                          -----------------------
                                                (Registrant)
                                           By Gannon Group, Inc.
                                           Its General Partner


Date:  March 29, 2000                      /s/ Kevin T. Gannon
-------------------------                  -------------------
                                           Chief Executive Officer
                                           And President


      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signatures                          Title                            Date
----------                          -----                            ----

 /s/ Kevin T. Gannon  Chief Executive officer, President,        March 29, 2000
--------------------  Chairman of the Board                      --------------
     Kevin T. Gannon  and Sole Director (Principal Executive Officer),
                      Chief Financial Officer, and Chief Accounting Officer

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2), (c) and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1999

                            WHITEFORD PARTNERS, L.P.

FORM 10-K -- Item 8, Item 14 (a) (1) and (2), (c) and (d)

           The following financial statements and financial statement schedules of the Partnership are included as part of this report at Item 8:

(a) 1.     Financial Statements


           Consolidated Balance Sheets - December 31, 1999, and 1998.

           Consolidated Statements of Operations - for the years ended December 31, 1999, 1998, and 1997.

           Consolidated Statements of Changes in Partners' Capital - for the years ended December 31, 1999, 1998, and 1997.

           Consolidated Statements of Cash Flows - for the years ended December 31, 1999, 1998, and 1997.

           Notes to Consolidated Financial Statements

           Report of Independent Auditors


(a) 2. See Index to Exhibits immediately following the financial statement schedules.

                               Whiteford Partners, L.P.
                              CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                      ----------------------------
                                                                            1999           1998
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents ...................................   $    281,216    $    416,143
      Accounts Receivable - trade .................................      2,068,428       3,332,971
      Inventories .................................................      3,378,687       2,565,555
      Prepaid expenses ............................................         91,659         409,329
                                                                      ------------    ------------

                    TOTAL CURRENT ASSETS ..........................      5,819,990       6,723,998

PROPERTY AND EQUIPMENT:
      Land and improvements .......................................         86,700          86,700
      Buildings ...................................................      7,298,645       7,253,443
      Machinery and equipment .....................................     11,203,772      10,467,141
      Accumulated depreciation ....................................     (7,366,051)     (6,249,629)
                                                                      ------------    ------------

                    TOTAL PROPERTY AND EQUIPMENT ..................     11,223,066      11,557,655

OTHER ASSETS - NET OF AMORTIZATION ................................      2,577,664       2,705,157
                                                                      ------------    ------------

                           TOTAL ASSETS ...........................   $ 19,620,720    $ 20,986,810
                                                                      ============    ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
      Accounts payable - trade ....................................   $  2,287,987    $  2,454,354
      Notes payable and current maturities on long-term debt ......      4,172,281       3,434,967
      Accrued expenses and other liabilities ......................        731,738         890,433
                                                                      ------------    ------------

                     TOTAL CURRENT LIABILITIES ....................      7,192,006       6,779,754

LONG-TERM DEBT - NET OF CURRENT MATURITIES ........................      3,527,128       4,001,939

PARTNERS' CAPITAL:
      General Partner:
            Capital contributions .................................        132,931         132,931
            Capital transfers to Limited Partners .................       (117,800)       (117,800)
            Interest in net income (loss) .........................         14,335          26,050
            Distributions .........................................        (38,171)        (36,864)
                                                                      ------------    ------------
                                                                            (8,705)          4,317
      Class A Limited Partners:
            Capital contributions, net of organization and
               offering costs of $2,010,082 .......................     11,172,274      11,172,274
            Capital transfers from the General Partner ............        116,554         116,554
            Interest in net income (loss) .........................      1,408,061       2,567,881
            Distributions .........................................     (3,786,598)     (3,655,909)
                                                                      ------------    ------------
                                                                         8,910,291      10,200,800
                                                                      ------------    ------------
                       TOTAL PARTNERS' CAPITAL ....................      8,901,586      10,205,117
                                                                      ------------    ------------

                            TOTAL LIABILITIES AND PARTNERS' CAPITAL   $ 19,620,720    $ 20,986,810
                                                                      ============    ============

                See notes to consolidated financial statements.

                            Whiteford Partners, L.P.

                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     Year Ended December 31
                                                        -------------------------------------------

                                                              1999            1998           1997
                                                              ----            ----           ----
REVENUE
     Sales of meat products .........................   $ 51,549,748    $ 62,431,746   $ 62,224,110
     Interest and other .............................        166,680         338,696        256,416
                                                          51,716,428      62,770,442     62,480,526

COST AND EXPENSES
     Cost of meat products sold .....................     48,705,602      57,551,373     57,846,006
     Selling and administrative .....................      2,253,524       2,549,182      2,434,234
     Administrative fee - General Partner ...........         13,069          26,138         13,069
     Depreciation and amortization ..................      1,263,659       1,227,791      1,204,975
     Interest .......................................        652,109         679,397        727,861
                                                        ------------    ------------   ------------
                                                          52,887,963      62,033,881     62,226,145
                                                        ------------    ------------   ------------

              NET (LOSS) INCOME .....................   $ (1,171,535)   $    736,561   $    254,381
                                                        ============    ============   ============


Summary of net (loss) income allocated to:
     General Partner ................................   $    (11,715)   $      7,366   $      2,544
     Class A Limited Partners .......................     (1,159,820)        729,195        251,837
                                                        ------------    ------------   ------------
                                                        $ (1,171,535)   $    736,561   $    254,381


Net (loss) income per unit of Limited Partner Capital   $      (0.90)   $       0.56   $       0.19
                                                        ============    ============   ============
Weighted average units issued and outstanding .......      1,306,890       1,306,890      1,306,890


                See notes to consolidated financial statements.

                            Whiteford Partners, L.P.

             Consolidated Statements of Changes in Partners' Capital

                            General Partner                                     Class A Limited Partners
                           -------------------------------------------------------------------------------------------------------
                                                                                               Capital
                                                          Interest in                         Transfers   Interest in
                                             Capital      Net Income                            from      Net Income
                              Capital      Transfers to      or                   Capital      General       or
                           Contributions Limited Partners  (Loss) Distribution Contributions  Partners     (Loss)    Distributions
                           ------------- ---------------- ------- ------------ -------------  ---------    ------    -------------

Balance, December 31, 1996  $ 132,931      $ (117,800)  $ 16,140   $ (32,943)  $11,172,274    $116,554  $ 1,586,849  $ (3,263,842)

Net Income                                                 2,544                                            251,837
Distributions                                                         (1,308)                                            (130,689)
                            -----------------------------------------------------------------------------------------------------
Balance, December 31, 1997  $ 132,931      $ (117,800)  $ 18,684   $ (34,251)  $11,172,274    $116,554  $ 1,838,686  $ (3,394,531)

Net Income                                                 7,366                                            729,195
Distributions                                                         (2,613)                                            (261,378)
                            -----------------------------------------------------------------------------------------------------
Balance, December 31, 1998  $ 132,931      $ (117,800)  $ 26,050   $ (36,864)  $11,172,274    $116,554  $ 2,567,881  $ (3,655,909)

Net Loss                                                 (11,715)                                        (1,159,820)
Distributions                                                         (1,307)                                            (130,689)
                            -----------------------------------------------------------------------------------------------------
Balance, December 31, 1999  $ 132,931      $ (117,800)  $ 14,335   $ (38,171)  $11,172,274    $116,554  $ 1,408,061  $ (3,786,598)
                            =====================================================================================================



                See notes to consolidated financial statements.

                            Whiteford Partners, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                            --------------------------------------------

                                                                  1999            1998            1997
                                                            --------------------------------------------
OPERATING ACTIVITIES:
   Net (loss) Income ....................................   $ (1,171,535)   $    736,561    $    254,381
   Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
       Depreciation and amortization ....................      1,263,659       1,227,791       1,204,975
       (Gain) loss on sale of fixed assets ..............         (4,000)           (641)        (23,091)
       Changes in operating assets and liabilities:
         Accounts receivable - trade ....................      1,264,543         225,586        (362,181)
         Inventories ....................................       (813,132)        459,042        (412,082)
         Prepaid expenses ...............................        317,670        (321,288)        390,990
         Accounts Payable - trade .......................       (166,367)       (794,767)        564,022
         Accrued expenses and other liabilitites ........       (158,695)        231,871         (81,485)
                                                            ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...............        532,143       1,764,155       1,535,529


INVESTING ACTIVITIES:
   Purchase of property and equipment ...................       (801,577)       (642,882)       (928,913)
   Proceeds from disposal of property and equipment .....          4,000          15,500          42,324
                                                            ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ...................       (797,577)       (627,382)       (886,589)


FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt ........     18,610,233      18,604,404      22,894,939
  Payments on notes payable and long-term debt ..........    (18,347,730)    (19,325,290)    (23,268,798)
  Distributions to Limited and General Partners .........       (131,996)       (263,991)       (131,997)
                                                            ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES ..................................        130,507        (984,877)       (505,856)
                                                            ------------    ------------    ------------
(DECREASE) INCREASE  IN CASH AND CASH
    EQUIVALENTS .........................................       (134,927)        151,896         143,084
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ...................................        416,143         264,247         121,163
                                                            ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $    281,216    $    416,143    $    264,247
                                                            ============    ============    ============


                See notes to consolidated financial statements.

WHITEFORD PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999
--------------------------------------------------------------------------------
NOTE A - ORGANIZATION, BUSINESS AND ACQUISITIONS

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

     At December 31, 1999 and at December 31, 1998, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

     Inventories. Inventories of meat, meat products and packaging supplies are stated at the lower of first-in, first-out (FIFO) cost or market. The major components of inventories are as follows at December 31:

                                                       1999           1998
                                                   -----------    -----------
          Finished products                        $ 1,531,532    $   844,612
          Raw materials                                834,763        645,847

          Packaging supplies and other               1,012,392      1,075,096
                                                   -----------    -----------

                                                   $ 3,378,687    $ 2,565,555
                                                   ===========    ===========


   Property and Equipment. Property and equipment is stated at cost. Depreciation, computed using the straight-line method on the basis of the estimated useful lives of the depreciable assets, was $1,136,166, $1,100,298, and $1,077,482 in years 1999, 1998 and 1997, respectively. The costs of ordinary repairs and maintenance are charged to expense, while betterment and major replacements are capitalized.

     The carrying value of property and equipment and other long-lived assets is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates the carrying value of the assets may not be recoverable, based on estimates of their undiscounted cash flows, the carrying value will be reduced to the asset's fair market value.

     Other Assets. Goodwill associated with the acquisition of Whiteford's Inc. is being amortized on a straight-line basis over a thirty-year period. Related accumulated amortization at December 31, 1999 and 1998, was $1,208,576 and $1,081,083 respectively.

     Distributions. The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determination. Distributions of $130,689 and $261,378 to Limited Partners were recorded in 1999 and 1998 respectively.

     Income Taxes. The Partnership files an information tax return. The items of income and expense are allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership. At December 31, 1999, the book basis of assets exceeds the tax basis of such assets by approximately $60,175 primarily due to the use of accelerated depreciation methods utilized for tax reporting purposes.

     Cash, Cash Equivalents and Cash Flows. Cash and cash equivalent amount approximate fair value. For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Total interest paid was $647,953, $690,506 and $733,733 for 1999, 1998 and 1997, respectively.

     Net Income Per Unit of Limited Partners Capital. The net income per unit of limited partners capital is calculated by dividing the net income allocated to limited partners by the weighted average units outstanding.

     Concentrations. Financial instruments which potentially expose the Partnership of credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial with Concentrations of Credit Risk, consist primarily of accounts receivable. The Partnership's accounts receivable are concentrated in major fast food restaurants and regional chains.

     To date, the Partnership has relied on a limited number of customers for a substantial portion of its total sales. The Partnership expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The failure to obtain new customers or the reduction in sales from existing customers could materially adversely affect the Partnership's operating results (see Note G).

     The Partnership currently buys its meats and necessary supplies from a few vendors. Although there are a limited number of vendors capable of supplying these items, management believes that the other suppliers could provide the products on comparable terms. A change in suppliers, however, could cause delay in delivery and possible loss of sales, which would adversely affect operating results.

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

     The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $13,069 in 1999, $26,138 in 1998 and $13,069 in 1997.
Suspended fees as of December 31, 1999, for which no accrual had been recorded, total $2,117,000 ($1,830,000 as of December 31, 1998). This only becomes an obligation of the Partnership upon a change of control or sale of substantially all of the assets of the Partnership. The Partnership also has a service agreement with Greenaway Consultant, Inc. (GCI), which provides for the former principal owner of Whiteford's to provide consulting services to the Partnership. The agreement has been extended for five years expiring December 31, 2002, and provides minimum consulting fees of approximately $250,000 per annum. During 1999, 1998 and 1997 the minimum was paid. GCI will receive payment of $500,000 upon a change of control or sale of substantially all of the assets of the Partnership.

NOTE D - LONG TERM DEBT
NOTE D - LONG TERM DEBT

The following schedule summarizes long-term debt at December 31:
                                                                                      1999         1998
                                                                                   ----------   ----------

Notespayable to bank with monthly  payments of $20,000  through  January 1, 2001 and balance due on January 31, 2001, interest at 8.99% at December 31, 1999 and 1998 and interest at prime plus
     1% as of January 1, 2000 ..................................................   $3,271,972   $3,495,678

Notespayable to bank with monthly  payments of $27,362 through  December 1, 2001 and  balance due on January 2, 2002,  interest  9.50% and 8.72% at December
     31, 1999 and 1998, respectively and interest at
     prime plus 1% as of January 1, 2000 .......................................      793,502      988,570

Revolving credit agreement with a bank, due June 30, 2000, interest at 9.00%
     at December 31, 1999 and 1998 and interest at prime plus 1% on first
     $2,500,000 and prime plus 2% on amounts outstanding over $2,500,000
     as of January 1, 2000 .....................................................    3,547,623    2,752,099

Note payable to bank due May 1, 2000
     interest at 9.42% at December 31, 1999 and 1998 ...........................       56,312      170,559

Other ..........................................................................       30,000       30,000
                                                                                   ----------   ----------
                                                                                   $7,699,409   $7,436,906
Less portion classified as current .............................................    4,172,281    3,434,967
                                                                                   ----------   ----------

                                                                                   $3,527,128   $4,001,939
                                                                                   ==========   ==========

     The carrying value of the long-term debt approximates fair value. The notes payable and the revolving credit agreement with the bank contain restrictive covenants. The covenants restrict the Partnership from declaring or paying any distributions to its partners without the prior written consent of the bank, except for amounts already classified as reinvested distributions in the balance sheet; limit the level of capital expenditures the Partnership may make in any fiscal year; and, require the Partnership to maintain certain financial ratios. In addition, the Partnership must maintain a monthly average of $100,000 on deposit with the bank as a compensating balance.

     The revolving credit agreement permits borrowings based on a percentage of eligible accounts receivables and inventories plus an overadvance amount of $900,000 through April 30, 2000, reduced to $800,000 through May 31, 2000 and reduced to $700,000 thereafter. Long-term debt and borrowing under the revolving credit agreement are collateralized by substantially all of the Partnership's property and equipment, inventory and accounts receivable.

     The aggregate annual maturities on the long-term debt for the Partnership for the years subsequent to 2000 is $3,390,317 in 2001 and $136,811 in 2002.

     During 1999, 1998 and 1997, the weighted average interest rate on short-term borrowing was 8.9%, 9.1% and 9.1% respectively, while the weighted-average month-end amount outstanding was $3,993,868, $3,504,626 and $3,179,441 respectively. The largest outstanding month-end balance was $4,182,868 during 1999, $3,779,814 during 1998 and $3,425,625 during 1997.

NOTE E - LEASES

              Lease Commitments. The Partnership's leases, buildings and equipment, are under various noncancelable operating lease agreements. Lease rental expense for 1999, 1998 and 1997 was $663,423, $766,494 and $724,984,
respectively. The future minimum lease payments under the leases are as follows:

                 2000                             $  608,435
                 2001                                548,183
                 2002                                190,464
                                                  ----------
                                                  $1,347,082
                                                  ==========


NOTE F - EMPLOYEE BENEFIT PLAN

     The Partnership has a 401(k) Plan which covers substantially all employees who have completed one year of service. The Partnership matches a percentage up to 25% of the participant's contributions up to 6% of employee eligible compensation. Contributions to the Plan were $32,887 in 1999, $29,483 in 1998, and $24,368 in 1997.

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

   Sales of meat products to major customers are summarized as follows for the fiscal years ended December 31, 1999, and 1998 and 1997.

        CUSTOMER              1999                 1998                   1997
        --------              ----                 ----                   ----

        A               $13,762,901           $12,662,467           $12,933,020
        B                13,044,177            11,456,004            11,958,749
        C                 5,749,151            11,181,287            10,550,602
        D                 4,630,998             8,161,942             7,048,837
        E                 4,486,046             4,854,235             7,010,712
        F                 2,364,608             2,869,691             3,629,905
                        -----------           -----------           -----------
                        $44,037,881           $51,185,626           $53,131,825
                        ===========           ===========           ===========

   The total amounts receivable from these customers on December 31, 1999, 1998, and 1997 and were $1,657,929 and $2,800,657 and $3,112,082, respectively.

                         Report of Independent Auditors

Limited and General Partners
Whiteford Partners, L.P.

We have audited the accompanying consolidated balance sheets of Whiteford Partners, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whiteford Partners, L.P. and subsidiary at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31,1999, in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & YOUNG LLP
Dayton, Ohio
March 24, 2000

                           INDEX TO ATTACHED EXHIBITS

Exhibit

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

  10.9 Memorandum of Agreement -- Dissolution of CMF (a Texas joint venture) effective October 1, 1991, stipulating terms and conditions of dissolution and wind-up of operations of CMF, incorporated by reference to Exhibit 10.9 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1990.

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

10.11 Loan Agreement dated May 5, 1992, between Greenaway Consultant, Inc. and Whiteford FoodsVenture, L.P., providing for $750,000 revolving credit facility, incorporated by reference to Exhibit
               10.11 to the Partnership's Annual Report on Form 10K for the year ended December31, 1990.

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

10.28 Mortgage granted to Albert D. Greenaway by Whiteford Foods Venture, L.P., incorporated by reference to Exhibit 10.28 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1995

10.29 Mortgage granted to Albert D. Greenaway by Whiteford Foods Venture, L.P., incorporated by reference to Exhibit 10.29 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1995.

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

10.34          Second Amendment to Term Note dated March 31, 1997.

10.35          Sixth Amendment to Credit Agreement dated June 30, 1997.

10.36 Lease agreement dated December 22, 1997 between Whiteford Foods Venture, L.P. and PNC Leasing.

10.37 Seventh Amendment to Credit Agreement dated March 26, 1998, incorporated by reference to Exhibit 10.37 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1998.

10.38          Eighth   Amendment  to  Credit  Agreement  dated  July  1,  1998,
               incorporated by reference to Exhibit 10.38 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1998.

10.39          Third   Amendment   to   Revolving   Note  dated  July  1,  1998,
               incorporated by reference to Exhibit 10.39 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1998.

10.40          Fourth Amendment to Revolving Note dated May 3, 1999.

10.41          Ninth Amendment to Credit Agreement dated May 3, 1999.

10.42          Tenth Amendment to Credit Agreement dated November 1, 1999.

13. 1990 Annual Report to Limited Partners, incorporated by reference to Exhibit 13 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1990.