Form 10-Q
period 2000-03-31
WHITEFORD PARTNERS L P
filed 2000-05-15
CIK 819215

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number: 33-15962

                            WHITEFORD PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



          Delaware                                     76-0222842
(State or other jurisdiction of
incorporation or organization)              (I.R.S. Employer Identification No.)


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

Yes _X_   No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Units Outstanding at May 4, 2000
   --------------------------------             --------------------------------
Limited Partnership Class A $10 Units                      1,306,890


                         This document contains 10 pages

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                   THREE MONTHS ENDED MARCH 31, 2000 and 1999
--------------------------------------------------------------------------------

                                                                     Page Number

Part I. FINANCIAL INFORMATION

        Item 1.Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2000
              (Unaudited) and December 31, 1999............................ 3



          Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 (Unaudited)............. 4



          Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999 (Unaudited)............. 5


          Notes to Condensed Consolidated Financial Statements (Unaudited). 6


        Item 2.Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................... 7



PART II.  OTHER INFORMATION................................................ 9


                                     2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.

--------------------------------------------------------------------------------

                                                                             March 31,     December 31,
                                                                               2000           1999
                                                                               ----           ----
                               ASSETS                                             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                            $    121,099    $    281,216
    Accounts receivable: trade                                              1,653,908       2,068,428
    Inventories:
        Finished products                                                   1,454,528       1,531,532
        Raw materials                                                         735,028         834,763
        Packaging supplies and other                                        1,046,496       1,012,392
                                                                         ------------    ------------
                                                                            3,236,052       3,378,687
    Prepaid expenses and other assets                                         143,223          91,659
                                                                         ------------    ------------

        TOTAL CURRENT ASSETS                                                5,154,282       5,819,990

PROPERTY AND EQUIPMENT - net of accumulated depreciation
        of $7,661,608 and $7,366,051 in 2000 and 1999                      10,951,653      11,223,066

OTHER ASSETS - net of amortization                                          2,545,790       2,577,664
                                                                         ------------    ------------

               TOTAL ASSETS                                              $ 18,651,725    $ 19,620,720
                                                                         ============    ============


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Accounts payable                                                     $  2,384,067    $  2,287,987
    Notes payable and current maturities on long term debt                  3,499,311       4,172,281
    Accrued expenses and other liabilities                                    760,201         731,738
                                                                         ------------    ------------

        TOTAL CURRENT LIABILITIES                                           6,643,579       7,192,006

LONG-TERM DEBT                                                              3,400,980       3,527,128

PARTNERS' CAPITAL:
    General Partner:
        Capital contributions                                                 132,931         132,931
        Capital transfers to Limited Partners                                (117,800)       (117,800)
        Interest in Partnership net income                                     11,391          14,335
        Distributions                                                         (38,171)        (38,171)
                                                                         ------------    ------------
                                                                              (11,649)         (8,705)
    Limited Partners:
        Capital Contributions - net of organization and offering costs
           of $2,010,082                                                   11,172,274      11,172,274
        Capital transfers from General Partner                                116,554         116,554
        Interest in Partnership net income                                  1,116,585       1,408,061
        Distributions                                                      (3,786,598)     (3,786,598)
                                                                         ------------    ------------
                                                                            8,618,815       8,910,291

           TOTAL PARTNERS' CAPITAL                                          8,607,166       8,901,586
                                                                         ------------    ------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $ 18,651,725    $ 19,620,720
                                                                         ============    ============

NOTE: The condensed balance sheet at December 31, 1999 has been taken from the audited financial statements at such date.

                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                               Three Months Ended
                                                    March 31,

                                            -------------------------
                                               2000           1999
                                            ---------       ---------

Revenue
    Sales of meat products                $ 10,591,459    $ 13,968,250
    Interest and other income                   31,504          83,418
                                          ------------    ------------
                                            10,622,963      14,051,668

Costs and Expenses
    Cost of meat products sold               9,985,763      13,308,066
    Selling and administrative expenses        433,535         672,964
    Depreciation and amortization              327,430         318,164
    Interest                                   170,655         156,231
                                          ------------    ------------

        NET LOSS                          $   (294,420)   $   (403,757)
                                          ============    ============

Summary of net loss allocated to
    General Partner                       $     (2,944)   $     (4,038)
    Limited Partners                          (291,476)       (399,719)
                                          ------------    ------------
                                          $   (294,420)   $   (403,757)
                                          ============    ============

Net loss per $10 unit of L.P. Capital .   $      (0.23)   $      (0.31)
                                          ============    ============

Average units issued and outstanding ..      1,306,890       1,306,890
                                          ============    ============

                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                          2000           1999
                                                     --------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $   663,144    $   368,166
                                                     -----------    -----------
INVESTING ACTIVITIES:
    Purchase of property and equipment                   (24,144)      (510,164)
                                                     -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                    (24,144)      (510,164)
                                                     -----------    -----------

FINANCING ACTIVITIES:

    Proceeds from notes payable                          492,230      5,811,446
    Payments on notes payable                         (1,291,347)    (5,728,311)
    Distributions to Limited and General Partners              0        (65,998)
                                                     -----------    -----------

NET CASH (USED)/ PROVIDED IN FINANCING ACTIVITIES       (799,117)        17,137
                                                     -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                   (160,117)      (124,861)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         281,216        416,143
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   121,099    $   291,282
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest (excluding amount capitalized)      $   168,560    $   156,000
                                                     ===========    ===========

                                     5 of 10

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                                 March 31, 2000
                                   (Unaudited)
--------------------------------------------------------------------------------
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

At March 31, 2000 and December 31, 1999, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determinations.

The accompanying unaudited financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. While the Partnership believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Partnership's most recent annual report for the year ended December 31, 1999. A summary of the Partnership's significant accounting policies is presented on page F-5 of the Partnership's most recent annual report. There have been no material changes in the accounting policies followed by the Partnership during 2000.

In the opinion of management, the unaudited information includes all adjustments (all of which are of a normal recurring nature) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at March 31, 2000 and the condensed consolidated results of its operations for the three months ending March 31, 2000 and 1999 and the condensed consolidated cash flows for the three months ending March 31, 2000 and 1999. Operating results for the period ending March 31, 2000, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

NOTE B - Income Taxes

The Partnership files an information tax return, the items of income and expense being allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership.

                                     6 of 10

MANAGEMENT'S DISCUSSION AND ANALYSI OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis set forth below should be read in conjunction with the accompanying condensed consolidated financial statements.

Results of Operations
---------------------

Three Months ended March 31, 2000 Compared to Three Months ended March 31, 1999
-------------------------------------------------------------------------------

Revenues for the three months ended March 31, 2000 were $10,622,963 versus $14,051,668 for the comparable period in 1999, a decrease of 24.4%. During the 2000 period 10,626,179 pounds of meat products were sold versus 15,900,123 pounds during the 1999 period, a decrease of 5,273,944 pounds. The decrease in sales of meat products sold is primarily attributable to the reduction in orders by customers.

Costs of meat products sold for the three months ended March 31, 2000 were $9,985,763 versus $13,308,066 for the comparable period ended March 31, 1999, a decrease of 25.0%. The decrease in the cost of meat products sold is primarily attributable to a decline in pounds produced and sold.

Gross margins on sales were 5.7% for the three months ended March 31, 2000 and 4.7% for the 1999 period. This increase in gross margins is primarily attributable to the semi-variable nature of certain costs of meats products sold such as labor, packaging and utilities.

Selling and administrative expenses decreased to $433,535 from $672,964, a decrease of $239,429. Selling and administration expenses represented 4.1% of revenue for the three months ended March 31, 2000 compared to 4.8% for the comparable period in 1999.

Depreciation and amortization expense for the three months ended March 31, 2000 was $327,430 versus $318,164 for the same period in 1999, an increase of 2.9%.

Interest expense for the three months ended March 31, 2000 was $170,655 versus interest expense of $156,231 for the same period in 1999. This increase of $14,424 primarily relates to the increase in the average outstanding debt.

A net loss of $294,420 was realized in the 2000 period compared to a net loss of $403,757 in the comparable period in 1999.

Impact of Year 2000
-------------------

The Partnership has completed the changes required to ensure that all of its software, hardware and operating equipment will function properly with respect to dates in the Year 2000 and thereafter. The total cost of these changes was not material and has been expenses as incurred. The majority of the Year 2000 costs were incurred during fiscal year 1998 with substantially all the remaining costs expensed in fiscal year 1999. As of the date of this filing, the Partnership's ability to provide products and services has not been adversely affected by Year 2000 issues.

Liquidity and Capital Resources
-------------------------------

At March 31, 2000, the Partnership had a negative working capital of $1,489,297 versus a negative working capital of $1,372,016 at December 31, 1999.

Cash provided by operating activities was $663,144 in 2000 versus $368,166 in the first quarter of 1999.

Cash used in investing activities was $24,144 in 2000 as compared to $510,164 in 1999.

The Partnership used $799,117 from financing activities during 2000, which represents net repayment of debt outstanding. During the comparable period in 1999, the Partnership provided $17,137 from financing activities, which represents net proceeds from debt outstanding and distributions.

                                     7 of 10

Whiteford Foods working capital and equipment  requirements are primarily met by
(a) a revolving credit agreement with Whiteford's principal lender on a percentage of eligible accounts receivables and inventories plus an overadvance amount of $900,000 through April 30, 2000, reduced to $800,000 through May 31, 2000 and reduced to $700,000 thereafter (with $2,900,000 outstanding at March 31, 2000), (the "Principal Revolver"); (b) a commercial mortgage note of
$4,165,000 (with $3,232,807 outstanding at March 31, 2000) ("the Principal Mortgage Loan"); (c) an equipment note of $2,200,000 (with $711,415 outstanding at March 31, 2000) (the "Principal Term Loan"); and (d) a credit facility of $500,000, (with $26,069 outstanding at March 31, 2000) (the "Third Term Loan") (collectively, the "Loans").

The Principal Revolver bears interest at prime plus 1% on the first $2,500,000 and prime plus 2% on amounts outstanding over $2,500,000. The Principal Mortgage Loan and the Principal Term Loan bear interest at prime plus 1%. The Third Term bears interest at 9.42%. The Loans require the Partnership to meet certain financial covenants and restrict the ability of the Partnership to make distributions to Limited Partners without the consent of the principal lender. The Principal Revolver, Principal Mortgage Loan and the Principal Term Loan provided by the principal lender are secured by real property, fixed assets, equipment, inventory, receivables and intangibles of Partnership.

The Partnership's 2000 capital budget calls for the expenditure of $200,000 for building, plant and equipment modifications and additions. The General Partner believes Whiteford Foods is in compliance with environmental protection laws and regulations, and does not anticipate making additional capital expenditures for such compliance in 2000. Capital expenditures are expected to be funded by internally generated cash flow. The General Partner believes that the above credit facilities along with cash flow from operations will be sufficient to meet the Partnership's working capital and credit requirements for 2000.

The nature of the Partnership's business activities (primarily meat processing) are such that should annual inflation rates increase materially in the foreseeable future, the Partnership would experience increased costs for personnel and raw materials; however, it is believed that increased costs could substantially be passed on in the sales price of its products.

Customer Issue
--------------

The Partnership has been advised by one of its major customers representing approximately $14,000,000 of budgeted revenue for 2000, that commencing on July 9, 2000, such customer will no longer purchase meat products from the Partnership. The customer, as the result of a reorganization of its distribution system necessitated by the bankruptcy of a third party distributor, has eliminated Whiteford' as one of its suppliers. The Partnership anticipates a substantial decline in meat revenues and cost of sales subsequent to July 9, 2000. The Partnership has developed a plan to transition to a lower volume level and does not anticipate that the loss of such business will have a material adverse impact on the operations of the Partnership.

Market Risk
-----------

There have been no significant changes in market risk since December 31, 1999.

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

                                             WHITEFORD PARTNERS, L.P.


Date   May 4, 2000                           By    /s/ Kevin T. Gannon
       ------------                            -----------------------
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