Form 10-Q
period 2000-06-30
WHITEFORD PARTNERS L P
filed 2000-08-14
CIK 819215

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

              Class                          Units Outstanding at August 4, 2000
   ------------------------------            -----------------------------------
Limited Partnership Class A $10 Units                    1,306,890

                         This document contains 10 pages

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                     SIX MONTHS ENDED JUNE 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                                    Page Number

Part I.  FINANCIAL INFORMATION

        Item 1.Financial Statements


           Condensed Consolidated Balance Sheets as of June 30, 2000
              (Unaudited) and December 31, 1999............................. 3



           Condensed Consolidated Statements of Operations
              for the three months and six months
              ended June 30, 2000 and 1999 (Unaudited)...................... 4



           Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (Unaudited)... 5



           Notes to Condensed Consolidated Financial Statements (Unaudited). 6


        Item 2.Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................... 7



PART II.  OTHER INFORMATION................................................. 9

                                     2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.
-------------------------------------------------------------------------------

                                                                            June 30,      December 31,
                                                                              2000           1999
                                                                         ------------    ------------
                               ASSETS                                     (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                            $    298,376    $    281,216
    Accounts receivable: Trade                                              3,011,314       2,068,428
    Inventories:
        Finished product                                                    1,019,305       1,531,532
        Raw materials                                                         567,767         834,763
        Packaging supplies and other                                        1,037,172       1,012,392
                                                                         ------------    ------------
                                                                            2,624,244       3,378,687
    Prepaid expenses and other assets                                         136,424          91,659
                                                                         ------------    ------------

        TOTAL CURRENT ASSETS                                             $  6,070,358    $  5,819,990

PROPERTY AND EQUIPMENT - net of accumulated depreciation
        of $7,957,851 and $7,366,501 in 2000 and 1999                      10,718,447      11,223,066

OTHER ASSETS - net of amortization                                          2,513,917       2,577,664
                                                                         ------------    ------------

               TOTAL ASSETS                                              $ 19,302,722    $ 19,620,720
                                                                         ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
    Accounts payable                                                     $  2,873,618    $  2,287,987
    Notes payable and current maturities on long-term debt                  3,779,243       4,172,281
    Accrued expenses and other liabilities                                    710,592         731,738
                                                                         ------------    ------------

        TOTAL CURRENT LIABILITIES                                        $  7,363,453    $  7,192,006

LONG-TERM DEBT                                                              3,285,894       3,527,128

PARTNERS' CAPITAL:
    General Partner:
        Capital contributions                                                 132,931         132,931
        Capital transfers to Limited Partners                                (117,800)       (117,800)
        Interest in Partnership net income                                     11,853          14,335
        Distributions                                                         (38,171)        (38,171)
                                                                         ------------    ------------
                                                                         $    (11,187)   $     (8,705)
    Limited Partners:
        Capital Contributions - net of organization and offering costs
           of $2,010,082                                                   11,172,274      11,172,274
        Capital transfers from General Partner                                116,554         116,554
        Interest in Partnership net income                                  1,162,332       1,408,061
        Distributions                                                      (3,786,598)     (3,786,598)
                                                                         ------------    ------------
                                                                         $  8,664,562    $  8,910,291
                                                                         ------------    ------------
           TOTAL PARTNERS' CAPITAL                                       $  8,653,375    $  8,901,586
                                                                         ------------    ------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $ 19,302,722    $ 19,620,720
                                                                         ============    ============

                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
-------------------------------------------------------------------------------

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                   ------------------------       -------------------------
                                                      2000            1999            2000           1999
                                                      ----            ----            ----           ----

Revenues
    Sales of meat products                       $ 13,683,697    $ 13,901,529    $ 24,275,156    $ 27,869,779
    Interest and other income                          46,270          31,145          77,774         114,563
                                                 ------------    ------------    ------------    ------------
                                                 $ 13,729,967    $ 13,932,674    $ 24,352,930      27,984,342

Costs and Expenses
    Cost of meat products sold                     12,737,515      13,497,873      22,723,278      26,805,939
    Selling and administrative expenses               438,704         601,924         872,239       1,274,888
    Depreciation and amortization                     328,118         325,197         655,548         643,361
    Interest                                          179,421         160,647         350,076         316,878
                                                 ------------    ------------    ------------    ------------
        NET INCOME (LOSS)                        $     46,209    $   (652,967)   $   (248,211)   $ (1,056,724)
                                                 ============    ============    ============    ============


Summary of net income (loss) allocated to
    General Partner                              $        462    $     (6,529)   $     (2,482)   $    (10,567)
    Limited Partners                                   45,747        (646,438)       (245,729)     (1,046,157)
                                                 ------------    ------------    ------------    ------------
                                                 $     46,209    $   (652,967)   $   (248,211)   $ (1,056,724)
                                                 ============    ============    ============    ============

Net income (loss) per $10 unit of L.P. Capital   $       0.04    $      (0.50)   $      (0.19)   $      (0.81)
                                                 ============    ============    ============    =============
Weighted average units issued and outstanding       1,306,890       1,306,890       1,306,890       1,306,890
                                                 ============    ============    ============    =============

                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
-------------------------------------------------------------------------------

                                                                    Six Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                    2000           1999
                                                               --------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      $   738,613    $   601,421
                                                               -----------    -----------
CASH FLOW USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                         $   (87,181)   $  (702,808)
    Proceeds from Disposal of property and equipment                     0              0
                                                               -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                          $   (87,181)   $  (702,808)
                                                               ------------   -----------
CASH (USED)/PROVIDED IN FINANCING ACTIVITIES:
    Proceeds from notes payable                                $   798,230    $ 8,985,970
    Payments on notes payable                                   (1,432,502)    (8,754,377)
    Distributions to Limited and General Partners                        0    $  (131,996)
                                                               -----------    -----------
NET CASH (USED)/PROVIDED IN FINANCING ACTIVITIES               $  (634,272)   $    99,597
                                                               -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               $    17,160    $    (1,790)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   281,216        416,143
                                                               -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $   298,376    $   414,353
                                                               ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest (excluding amount capitalized
        to fixed assets and inventory)                         $   346,808    $   284,356
                                                               ===========    ===========

                                     5 of 10

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                                  June 30, 2000
                                  (Unaudited)
--------------------------------------------------------------------------------
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

At June 30, 2000 and December 31, 1999 the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at June 30, 2000 and the condensed consolidated results of its operations for the six months ending June 30, 2000 and 1999 and the condensed consolidated cash flows for the six months ending June 30, 2000 and 1999. Operating results for the period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.


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

                                     6 of 10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Statements contained in this discussion and elsewhere in this report are not historical facts but are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 2lE of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which the Partnership operates, management's beliefs and assumptions made by management. Words such as "expects," "intends," "plans," "believes," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties.

Therefore, actual outcomes and results may differ materially from what is expressed or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The Partnership's operating results depend primarily on income from the sale of meat products, which may be affected by various factors, including changes in national and local economic conditions, competitive market conditions, uncertainties and costs related to and the imposition of conditions on receipt of governmental approvals and costs of material and labor, all of which may cause actual results to differ materially from what is expressed herein. Capital and credit market conditions, which affect the Partnership's cost of capital, also influence operating results.

Management's discussion and analysis set forth below should be read in conjunction with the accompanying condensed consolidated financial statements.

Results of Operations
---------------------

Six months ended June 30, 2000 Compared to Six Months ended June 30, 1999
-------------------------------------------------------------------------

Revenues for the six months ended June 30, 2000 were $24,352,930 versus $27,984,342 for the comparable period in 1999, a decrease of 13.0%. During the 2000 period 23,940,246 pounds of meat products were sold versus 30,930,680 pounds during the 1999 period. The decrease in sales of meat products sold is primarily attributable to a reduction in orders by customers. In response to this decline, in July 1999, the Company analyzed its operations and reduced costs including overhead and administration. This positions the Company with its future expected revenue stream.

Costs of meat products sold for the six months ended June 30, 2000 were $22,723,278 versus $26,805,939 for the comparable period ended June 30, 1999, a decrease of 15.2%. The decrease in the cost of meat products sold is primarily attributable to a decline in pounds produced and sold.

Gross margins on sales were 6.4% for the six months ended June 30, 2000 and 3.8% for the comparable period in 1999. The increase in gross margins is attributable to the semi-variable nature of certain costs of meat products sold such as labor, packaging and utilities.

Selling and administrative expenses were $872,239 for the 2000 period versus $1,274,888 for the 1999 period. Selling and administration expenses represented 3.6% of revenue for the six months ended June 30, 2000 and 4.6% the period ended June 30, 1999.

Depreciation and amortization expense for the six months ended June 30, 2000 was $655,548 versus $643,361 for the same period in 1999, an increase of 1.9%.

Interest expense for the six months ended June 30, 2000 was $350,076 versus interest expense of $316,878 for the same period in 1999. This increase of $33,198 primarily relates to the increase in the interest rates of debt outstanding.

Net loss of $248,211 was realized in the 2000 period compared to net loss of $1,056,724 in the comparable period in 1999.

                                     7 of 10

Liquidity and Capital Resources
-------------------------------

At June 30, 2000 the Partnership had a negative working capital of $1,293,095 versus a negative working capital of $1,372,016 at December 31, 1999.

Cash provided by operating activities was $738,613 in 2000 versus $601,421 in the 1999 period.

Cash used in investing activities was $87,181 in 2000 as compared to $702,808 in 1999.

The Partnership used $634,272 for financing activities during 2000. During the comparable period in 1999, the Partnership provided $99,597 from financing activities.

Whiteford Foods working capital and equipment  requirements are primarily met by
(a) a revolving credit agreement with Whiteford's principal lender which is based upon a percentage of eligible accounts receivable plus an overadvance amount of $900,000 through April 30, 2000 reduced to $800,000 through May, 2000 and reduced to $700,000 thereafter (with $3,206,000 outstanding at June
30,2000), (the "Principal Revolver"), (b) a commercial mortgage note of $4,165,000 (with $3,199,807 outstanding at June 30, 2000), (the "Principal Mortgage Loan") and (c) an equipment note of $2,200,000 (with $629,329 outstanding at June 30, 2000) (the "Principal Term Loan") (collectively the "Loans). The final payment on the credit facility of $500,000 was made in May 2000.

The Principal Revolver bears an interest rate of prime plus 1% on the first $2,500,000 and prime plus 2% on amounts outstanding over $2,500,000. The Principal Mortgage Loan and the Principal Term Loan bears interest at prime plus 1%. The Loans require the Partnership to meet certain financial covenants and restrict the ability of the Partnership to make distributions to Limited Partners without the consent of the principal lender. The Principal Revolver, Principal Mortgage Loan and the Principal Term Loan provided by the principal lender are secured by real property, fixed assets, equipment, inventory, receivables and intangibles of the Partnership.

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

Customer Issue
--------------

The Partnership has been advised by one of its major customers representing approximately $14,000,000 of budgeted revenue for 2000, that commencing on July 9, 2000, such customer will no longer purchase meat products from the Partnership. The customer, as the result of a reorganization of its distribution system necessitated by the bankruptcy of a third party distributor, has eliminated Whiteford's as one of its suppliers. The Partnership anticipates a substantial decline in meat revenues and cost of sales subsequent of July 9, 2000. The Partnership has developed a plan to transition to a lower volume level and does not anticipate that the loss of such business will have a material adverse impact on the operations of the Partnership.

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




                                           WHITEFORD PARTNERS, L.P.


Date  August 4, 2000                       By    /s/ Kevin T. Gannon
     -----------------                       -----------------------
                                                 Kevin T. Gannon, President
                                                 Chief Executive Officer
                                                 Chief Financial Officer
                                                 Gannon Group, Inc.
                                                 General Partner



                                    10 of 10

                            WHITEFORD PARTNERS, L.P.



                           SECOND QUARTER REPORT 2000