Form 10-Q
period 2000-09-30
WHITEFORD PARTNERS L P
filed 2000-11-14
CIK 819215

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number: 33-15962

                            WHITEFORD PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



          Delaware                                              76-0222842
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


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

Yes  _X_    No __

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Units Outstanding at November 10, 2000
-------------------------------------     --------------------------------------
Limited Partnership Class A $10 Units                  1,306,890

                         This document contains 10 pages

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999
--------------------------------------------------------------------------------
                                                                          Page
                                                                         Number

Part I.  FINANCIAL INFORMATION

        Item 1.Financial Statements

       Condensed Consolidated Balance Sheets as of September 30, 2000
           (Unaudited) and December 31, 1999...............................3



       Condensed Consolidated Statements of Operations
           for the three months and nine months
           ended September 30, 2000 and 1999 (Unaudited)...................4



       Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (Unaudited)............5


       Notes to Condensed Consolidated Financial Statements (Unaudited)....6


    Item 2.Management's Discussion and Analysis of Financial Condition

              and Results of Operations....................................7



PART II.  OTHER INFORMATION................................................9

                                     2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.
--------------------------------------------------------------------------------

                                                          September 30,  December 31,
                                                              2000          1999
                                                           (Unaudited)
                                                           -----------   -----------
                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                              $   300,968   $   281,216
    Accounts receivable: Trade                               1,516,194     2,068,428
    Inventories:
        Finished product                                     1,196,408     1,531,532
        Raw materials                                          513,312       834,763
        Packaging supplies and other                         1,031,981     1,012,392
                                                           -----------   -----------
                                                             2,741,701     3,378,687
    Prepaid expenses and other assets                           98,314        91,659
                                                           -----------   -----------

        TOTAL CURRENT ASSETS                               $ 4,657,177   $ 5,819,990

PROPERTY AND EQUIPMENT - net of accumulated depreciation
        of $8,256,117 and $7,366,051 in 2000 and 1999       10,478,930    11,223,066

OTHER ASSETS - net of amortization                           2,482,044     2,577,664
                                                           -----------   -----------

               TOTAL ASSETS                                $17,618,151   $19,620,720
                                                           ===========   ===========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Accounts payable                                       $  2,073,088  $  2,287,987
    Notes payable and current maturities on long term debt    2,098,345     4,172,281
    Accrued expenses and other liabilities                      610,926       731,738
                                                           ------------  ------------

        TOTAL CURRENT LIABILITIES                          $ 4,782,359   $  7,192,006

LONG-TERM DEBT                                                4,151,704     3,527,128

PARTNERS' CAPITAL:
    General Partner:
        Capital contributions                                   132,931       132,931
        Capital transfers to Limited Partners                  (117,800)     (117,800)
        Interest in Partnership net income (loss)                12,161        14,335
        Distributions                                           (38,171)      (38,171)
                                                           ------------  -------------
                                                           $    (10,879) $     (8,705)
    Limited Partners:
        Capital Contributions - net of organization and
           offering costs of $2,010,082                      11,172,274    11,172,274
        Capital transfers from General Partner                  116,554       116,554
        Interest in Partnership net income (loss)             1,192,737     1,408,061
        Distributions                                        (3,786,598)   (3,786,598)
                                                           ------------  ------------
                                                           $  8,694,967  $  8,910,291
                                                           ------------  ------------
           TOTAL PARTNERS' CAPITAL                         $  8,684,088  $  8,901,586
                                                           ------------  ------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL     $ 17,618,151  $ 19,620,720
                                                           ============  ============

                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                     Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                                 ---------------------------    ----------------------------
                                                      2000           1999            2000            1999
                                                 ------------   ------------    ------------    ------------

Revenues
    Sales of meat products                       $  9,204,279   $ 12,456,526    $ 33,479,435    $ 40,326,305
    Interest and other income                          42,594         28,948         120,368         143,511
                                                 ------------   ------------    ------------    ------------
                                                 $  9,246,873   $ 12,485,474    $ 33,599,803      40,469,816

Costs and Expenses
    Cost of meat products sold                      8,292,446     11,447,683      31,015,724      38,253,622
    Selling and administrative expenses               408,015        510,250       1,280,254       1,785,138
    Depreciation and amortization                     330,139        327,533         985,687         970,894
    Interest                                          185,561        168,575         535,637         485,453
                                                 ------------   ------------    ------------    ------------

        NET INCOME (LOSS)                        $     30,712   $     31,433    $   (217,499)   $ (1,025,291)
                                                 ============   ============    ============    ============

Summary of net income (loss) allocated to
    General Partner                              $        307   $        314    $     (2,175)   $    (10,253)
    Limited Partners                                   30,405         31,119        (215,324)     (1,015,038)
                                                 ------------   ------------    ------------    ------------
                                                 $     30,712   $     31,433    $   (217,499)   $ (1,025,291)
                                                 ============   ============    ============    ============

Net income (loss) per $10 unit of L.P. Capital   $       0.02   $       0.02    $      (0.17)   $      (0.78)
                                                 ============   ============    ============    ============

Average units issued and outstanding                1,306,890      1,306,890       1,306,890       1,306,890
                                                 ============   ============    ============    ============

                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                              Nine Months Ended
                                                                September 30,
                                                       ------------   -------------
                                                             2000           1999


NET CASH PROVIDED BY OPERATING ACTIVITIES              $  1,615,042    $    764,348
                                                       ------------    ------------
CASH FLOW USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                 $   (145,930)   $   (774,419)
    Proceeds from Disposal of property and equipment            0               0
                                                       ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                  $   (145,930)   $   (774,419)
                                                       ------------    ------------

CASH (USED)/PROVIDED IN FINANCING ACTIVITIES:

    Proceeds from notes payable                        $  1,798,229    $ 14,476,888
    Payments on notes payable                            (3,247,589)    (14,451,402)
    Distributions to Limited and General Partners                 0        (131,996)
                                                       ------------    ------------

NET CASH USED IN FINANCING ACTIVITIES                  $ (1,449,360)   $   (106,510)
                                                       ------------    ------------

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS       $     19,752    $   (116,581)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            281,216         416,143
                                                       ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    300,968    $    299,562
                                                       ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest (excluding amount capitalized to
         fixed assets and inventory)                   $    531,620    $    352,393
                                                       ============    ============

                                     5 of 10

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.

                               September 30, 2000
                                   (Unaudited)
--------------------------------------------------------------------------------
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

At September 30, 2000 and December 31, 1999 the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at September 30, 2000 and the condensed consolidated results of its operations for the three and nine months ending September 30, 2000 and 1999 and the condensed consolidated cash flows for the nine months ending September 30, 2000 and 1999. Operating results for the period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

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

                                     6 of 10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Statements contained in this discussion and elsewhere in this report are not historical facts but are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forwarding-looking statements are based on current expectations, estimates and projections about the industry and markets in which the Partnership operates, management's beliefs and assumptions made by management. Words such as "expects," "intends," "plans," "seeks," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties.

Therefore, actual outcomes and results may differ materially from what is expressed or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly and forward-looking statements, whether as a result of new information, future events or otherwise. The Partnership's operating results depend primarily on income from the sale of meat products, which may be affected by various factors, including changes in national and local economic conditions, competitive market conditions, uncertainties and costs related to and the imposition of conditions on receipt of governmental approvals and costs of material and labor, all of which may cause actual results to differ materially from what is expressed herein. Capital and credit market conditions, which affect the Partnership's cost of capital, also influence operating results.

Management's discussion and analysis set forth below should be read in conjunction with the accompanying condensed consolidated financial statements.

Results of Operations
---------------------

Three months ended September 30, 2000 Compared to Three Months ended September 30, 1999
--------------------------------------------------------------------------------

Revenues for the three months ended September 30, 2000 were $9,246,873 versus $12,485,474 for the comparable period in 1999, a decrease of 25.9%. During the 2000 period 9,188,036 pounds of meat products were sold versus 12,958,868 pounds during the 1999 period. The decrease in sales of meat products sold is primarily attributable to a reduction in orders by customers. In response to this decline, the Company analyzed its operations and reduced costs, including overhead and administration. This positions the Company with its future expected revenue stream.

Costs of meat products sold for the three months ended September 30, 2000 were $8,292,446 versus $11,447,683 for the comparable period ended September 30, 1999, a decrease of 27.6%. The decrease in the costs is primarily attributable to a decline in pounds produced and sold.

Gross margins on sales were 10.3% for the three months ended September 30, 2000 and 8.3% for the comparable period in 1999. The increase in gross margins is attributable to the semi-variable nature of certain costs of meat products sold such as labor, packaging and utilities.

Selling and administrative expenses were $408,015 for the 2000 period versus $510,250 for the 1999 period. Selling and administration expenses represented 4.4% of revenue for the three months ended September 30, 2000 and 4.1% the period ended September 30, 1999.

Depreciation and amortization expense for the three months ended September 30, 2000 was $330,139 versus $327,533 for the same period in 1999, an increase of 0.8%.

Interest expense for the three months ended September 30, 2000 was $185,561 versus interest expense of $168,575 for the same period in 1999. This increase of $16,986 primarily relates to the average debt balance outstanding and higher interest rates.

A net income of $30,712 was realized in the 2000 period compared to net income of $31,433 in the comparable period in 1999.

                                     7 of 10

Nine months ended September 30, 2000 Compared to Nine Months ended September 30, 1999
--------------------------------------------------------------------------------

Revenues for the nine months ended September 30, 2000 were $33,599,803 versus $40,469,816 for the comparable period in 1999, a decrease of 17.0%. During the 2000 period 33,128,282 pounds of meat products were sold versus 43,889,548 pounds during the 1999 period. The decrease in sales of meat products sold is primarily attributable to a reduction in orders by customers. In response to this decline, the Company analyzed its operations and reduced costs, including overhead and administration. This positions the Company with its future expected revenue stream.

Costs of meat products sold for the nine months ended September 30, 2000 were $31,015,724 versus $38,253,622 for the comparable period ended September 30, 1999, a decrease of 18.9%. The decrease in the costs is primarily attributable to a decline in pounds produced and sold.

Gross margins on sales were 7.7% for the nine months ended September 30, 2000 and 5.5% for the comparable period in 1999. The increase in gross margins is attributable to the semi-variable nature of certain costs of meat products sold such as labor, packaging and utilities.

Selling and administrative expenses were $1,280,254 for the 2000 period versus $1,785,138 for the 1999 period. Selling and administration expenses represented 3.8% of revenue for the nine months ended September 30, 2000 and 4.4% the period ended September 30, 1999.

Depreciation and amortization expense for the nine months ended September 30, 2000 was $985,687 versus $970,894 for the same period in 1999, an increase of 1.5%.

Interest expense for the nine months ended September 30, 2000 was $535,637 versus interest expense of $485,453 for the same period in 1999. This increase of $50,184 primarily relates to the average debt balance outstanding and higher interest rates.

A net loss of $217,499 was realized in the 2000 period compared to net loss of $1,025,291 in the comparable period in 1999.

Liquidity and Capital Resources
-------------------------------

At September 30, 2000 the Partnership had a negative working capital of $125,182 versus a negative working capital of $1,372,016 at December 31, 1999.

Cash provided by operating activities was $1,615,042 in 2000 versus $764,348 in the 1999 period.

Cash used in investing activities was $145,930 in 2000 as compared to $774,419 in 1999.

The Partnership used $1,449,360 from financing activities during 2000. For the comparable period in 1999, the Partnership used $106,510.

Whiteford's working capital and equipment requirements are primarily met by (a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $2,500,000 (with $1,506,000 outstanding at September 30, 2000), (the "Principal Revolver"); (b) a term credit facility of $3,177,804, (with $3,166,807 outstanding at September 30, 2000)(the " Term A Loan"); (c) a term credit facility of $574,605, (with $549,242 outstanding at September 30, 2000) (the " Term B Loan"); and (d) a term credit facility of $1,000,000, (with $1,000,000 outstanding at September 30, 2000) (the "Term C Loan"), (collectively, the "Loans"). During 2000, the Partnership amended its Credit Agreement with the Bank. In September 2000, the Principal Revolver was decreased from $3,500,000 to $2,500,000 with a maturity of January 31, 2001 and a new Tern C Loan of $1,000,000 was received..

The Principal Revolver bears an interest rate of prime plus 2%. The Term A Loan bears an interest rate of prime plus 1%. The Term B Loan bears interest of the Euro-Rate plus 3%. The Term C Loan bears an interest rate of prime plus 2%. The Loans require the Partnership to meet certain financial covenants and restrict the ability of the Partnership to make distributions to Limited Partners without the consent of the principal lender. The Loans are secured by real property, fixed assets, equipment, inventory, receivables and intangibles of Whiteford's.

                                     8 of 10

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


Customer Issue
--------------

The Partnership has been advised by one of its major customers, representing approximately $l4,000,000 of budgeted revenue for 2000, that commencing on July 9, 2000, such customer will no longer purchase meat products from the Partnership. The customer, as the result of a reorganization of its distribution system necessitated by the bankruptcy of a third party distributor, has eliminated Whiteford's as one of its suppliers. The Partnership anticipates a substantial decline in meat revenues and cost of sales subsequent to July 9, 2000. The Partnership has developed a plan to transition to a lower volume level and does not anticipate that the loss of such business will have a material adverse impact on the operations of the Partnership.

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

                                         WHITEFORD PARTNERS, L.P.


Date  November 10, 2000                  By    /s/ Kevin T. Gannon
     --------------------                  -----------------------
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

                            THIRD QUARTER REPORT 2000