Form 10-K
period 2000-12-31
WHITEFORD PARTNERS L P
filed 2001-03-29
CIK 819215

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 2000

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number: 33-15962

                            WHITEFORD PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                       76-0222842
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
incorporation or organization)

770 North Center Street, Versailles, Ohio                     45380
-----------------------------------------     ----------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 1-800-225-6328
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                                   Name of Each Exchange
------------------                                     On Which Registered
                                                       -------------------

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


         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes _X_   No ____

         At March 26, 2001, 1,306,890 Class A units had been subscribed and issued.

                                      INDEX

Item
No.                                Description                              Page
--------------------------------------------------------------------------------

     PART I

1.   Business                                                                3

2.   Properties                                                              4

3.   Legal Proceedings                                                       5

4.   Submission of Matters to a Vote of Security Holders                     5


     PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters   5

6.   Selected Financial Data                                                 6

7.   Management's Discussion and Analysis of Financial Condition and         6
     Results of Operations

7A.  Quantitative and Qualitative Disclosure About Market Risk               8

8.   Financial Statements and Supplementary Data                             8

9.   Changes in and Disagreements with Accountants on Accounting and         9
     Financial Disclosure


     PART III

10.  Directors and Executive Officers of the Registrant                      9

11.  Executive Compensation                                                  9

12.  Security Ownership of Certain Beneficial Owners and Management         10

13.  Certain Relationships and Related Transactions                         10


     PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K        10

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

Versailles, Ohio Plant Operation

      Whiteford's is a further processor and distributor of meat products to major fast food restaurants and regional chains and food distributors. It serves major metropolitan areas such as Chicago, Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Louisville and St. Louis. Whiteford's principal products are fresh frozen hamburger patties; precooked and uncooked ground beef, taco meat and roast beef; marinated beef entrees; and other items processed to customers' specifications.

      Whiteford's purchases products principally from major domestic packers and regional distributors. However, it also utilizes imported beef. The General Partner believes its sources of supply are adequate for the foreseeable future.

      For the years ended December 31, 2000, 1999 and 1998, Whiteford's processed and sold 40.3 million pounds of products ($40.2 million), 55.9 million pounds of products ($51.5 million), and 70.0 million pounds of products ($62.4 million) respectfully, through its further processing and distribution operations.

Marketing and Sales

      Whiteford's customers consist primarily of fast food retail chains in addition to HRI (Hotel, Restaurant, Institutional) customers and food products distributors. Sales operations are conducted locally by sales representatives from the Versailles location and through unaffiliated food products distributors and food brokers.

      The following customers contributed more than 10% of Whiteford's revenues for the fiscal year ended December 31, 2000: Gordon Food Service, 37.4%; Maines Paper and Food Service, 22.2%; and Harkers, 12.7%.

      Historically, a significant portion of Whiteford's business has been lodged with relatively few major national and regional accounts. During the year 2000, a significant customer eliminated Whiteford's as one of its suppliers as a result of a reduction of its distribution system after a bankruptcy filing by its major distributor. Whiteford's believes that its relationships with its current significant customers are satisfactory.

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

      Whiteford's is subject to federal, state and local laws and regulations governing environmental protection, compliance with which has required capital and operating expenditures. The General Partner believes Whiteford's is in substantial compliance with such laws and regulations and does not anticipate making additional capital expenditures for such compliance in 2001. The General Partner is not aware of any violations of, or pending changes in such laws and regulations that are likely to result in material penalties or material increases in compliance costs. Changes in the requirements or mode of enforcement of certain of these laws and regulations, however, could impose additional costs upon Whiteford Foods, which could materially and adversely affect its cost of doing business.

      Whiteford Foods is subject to various other federal, state and local regulations, none of which imposes material restrictions on its operations.

Employees

      The Partnership's operations have been managed by its general partner, Gannon Group, Inc. since May 4, 1992, and Granada Management Corporation from inception to May 4, 1992. Directly, the Partnership has no employees. The Partnership has utilized the services of employees of the General Partner as needed for certain administrative services.

      The Whiteford's operation at Versailles, Ohio employed 131 personnel at December 31, 2000. The General Partner believes there will be sufficient personnel available to adequately manage the Partnership's business affairs.

ITEM 2.    PROPERTIES

Properties Utilized by the Partnership

      The Partnership's executive offices are those of the General Partner, located at 770 North Center Street, Versailles, Ohio 45380.

      The following table sets forth Whiteford's operational facilities and approximate capacities as of December 31, 2000.

                                                                                              Estimated Annual
                                                                                             Tons of Production
                                                                                             ------------------
                     General                                                                               2000
 Location           Character                         Size                                  Capacity      Actual
 --------           ---------    ------------------------------------------------------     --------      ------

Versailles, Ohio      Meat       Two separate facilities (1) 71,400 and(1) 33,000 square      40,000      20,000
                   Processing    feet on 20 acres of land, (8)hamburger/specialty  line,
                     Plant       (2) grindinglines, (1) precooked line, (3) smoke houses,
                                 freezers, coolers, dry storage and office space.

All Whiteford's facilities are subject to a mortgage with two banks.

ITEM 3.    LEGAL PROCEEDINGS

      There are no material pending or threatened legal proceedings involving the Partnership, known to either the Partnership or the General Partner.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Limited Partners of the Partnership during 2000.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for the Partnership's Limited Partnership Units.

      The following table sets forth the amounts and dates of distributions to holders of Limited Partnership Units in 1998 and 1999. No distributions were issued during 2000.

                                                         Amount Per Limited
     Date                 Aggregate Amount                 Partnership Unit
     ----                 ----------------                ------------------
February 25, 1998             $65,344.50                      $0.05
May 29, 1998                   65,344.50                       0.05
August 25, 1998                65,344.50                       0.05
November 27, 1998              65,344.50                       0.05
March 2, 1999                  65,344.50                       0.05
May 31, 1999                   65,344.50                       0.05

      Certain of the Partnership's loans with its lender contain restrictive covenants. One of the covenants restricts the Partnership from declaring or paying any distributions to its partners without the prior consent of the bank.

      The following table sets forth the approximate number of holders of record of the equity securities of the Partnership as of December 31, 2000:

       Title of Class                      Number of Record Holders
       --------------                      ------------------------
  Limited Partnership Units                        1,428

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

                                                                 Year Ended December 31
                                                                 ----------------------

                                         2000             1999           1998           1997           1996
                                         ----             ----           ----           ----           ----
STATEMENT OF OPERATIONS DATA:
Revenues:
    Sale of meat products           $ 40,158,449    $ 51,549,748    $ 62,431,746    $ 62,224,110    $ 59,026,632
    Interest and other                   158,450         166,680         338,696         256,416         339,931
                                     ------------    ------------    ------------    ------------   -------------
        Total revenues                40,316,899      51,716,428      62,770,442      62,480,526      59,366,563
                                    ------------    ------------    ------------    ------------    ------------
Cost of sales                         37,024,111      48,705,602      57,551,373      57,846,006      54,188,228
                                    ------------    ------------    ------------    ------------   -------------

Gross Profit
    Meat products                      3,134,338       2,844,146       4,880,373       4,378,104       4,838,404
    Other                                158,450         166,680         338,696         256,416         339,931
                                    ------------    ------------    ------------    ------------   -------------
        Total gross profit             3,292,788       3,010,826       5,219,069       4,634,520       5,178,335
                                    ------------    ------------    ------------    ------------   -------------

Selling and admin expenses             1,688,685       2,266,593       2,575,320       2,447,303       2,211,351
Depreciation, amortization
    and interest                       2,007,919       1,915,768       1,907,188       1,932,836       1,986,149
Other expense                               --              --              --              --           163,157
                                    ------------    ------------    ------------    ------------   -------------
                                       3,696,604       4,182,361       4,482,508       4,380,139       4,360,657
                                    ------------    ------------    ------------    ------------   -------------
    Net (Loss) Income               $   (403,816)   $ (1,171,535)   $    736,561    $    254,381    $    817,678
                                    ============    ============    ============    ============   =============

(Loss) Income per unit of
    Limited Partners' Capital       $      (0.31)   $      (0.90)   $       0.56    $       0.19   $        0.63
                                     ============    ============    ============    ============   =============

Weighted average units
    outstanding                        1,306,890       1,306,890       1,306,890       1,306,890       1,306,890
                                    ============    ============    ============    ============   =============

BALANCE SHEET DATA (December 31):

Working capital (deficit)           $   (246,226)   $ (1,372,016)   $    (55,756)   $   (397,866)   $    156,933
Total assets                        $ 16,755,410    $ 19,620,720    $ 20,986,810    $ 21,798,022    $ 21,566,960
Long-term debt, less current
    maturities                      $  4,050,711    $  3,527,128    $  4,001,939    $  4,732,167    $  5,704,645
Total partners' capital             $  8,497,770    $  8,901,586    $ 10,205,117    $  9,732,547    $  9,610,163

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

Results of Operations
Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

     Revenues for the year ended December 31, 2000 were $40,316,899 versus $51,716,428 for the year ended December 31, 1999, a decrease of $11,399,529. During the 2000 period, 40,350,723 pounds of meat products were sold versus 55,948,467 pounds during the 1999 period, a decrease of 15,597,744 pounds. The decrease in pounds of meat products sold is primarily attributable to the decrease in sales order from certain customers.

     Costs of meat products sold for the year ended December 31, 2000 were $37,024,111 versus $48,705,602 for the year ended December 31, 1999, a decrease of $11,681,491. During the 2000 period, 40,350,723 pounds of meat products were sold versus 55,948,467 pounds during the 1999 period. The average cost of meat products sold for 2000 was $.918 versus $.871 in the 1999 period, an increase of 5.4%. The increase in the cost per pound is primarily attributable to general composition of the product. The General Partner expects general commodity prices to increase slightly during 2001.

     Gross margins on meat sales were 7.8% for the year ended December 31, 2000 and 5.5% for the 1999 period. This increase in gross margins is primarily attributable to the semi-variable nature of certain costs in the costs of meat products sold such as labor, packaging, and utilities.

     Selling and administrative expenses decreased to $1,688,685 during the year ended December 31, 2000 versus $2,266,593 for the same period in 1999. The decrease is primarily attributable to reduction in volume.

     Depreciation and amortization expense for the year ended December 31, 2000 was $1,302,441 versus $1,263,659 for the same period in 1999, an increase of 3.1%.

     Interest expense for the year ended December 31, 2000 was $705,478 versus interest expense of $652,109 for the same period in 1999. This increase of $53,369 primarily relates to the higher interest rates during 2000.

     The Partnership reported net loss of $403,816 for the year ended December 31, 2000 versus a net loss of $1,171,535 for the 1999 period.

Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

     Revenues for the year ended December 31, 1999 were $51,716,428 versus $62,770,442 for the year ended December 31, 1998, a decrease of $11,054,014.
During the 1999 period, 55,948,467 pounds of products were sold versus 70,008,202 pounds during the 1998 period, a decrease of 14,059,735 pounds. This decrease in pounds of meat products sold is primarily attributable to the decrease in sales orders from certain customers.

     Cost of meat products sold for the year ended December 31, 1999 were $48,705,602 versus $57,551,373 for the year ended December 31, 1998, a decrease of $8,845,771.

     Gross margins on meat sales were 5.5% for the year ended December 31, 1999 and 7.8% for the 1998 period. This decrease in gross margins is primarily attributable to: i) increase in raw material costs and ii) the semi-variable nature of certain costs of meat products sold such as labor, packaging and utilities.

     Selling and administrative expenses decreased to $2,266,593 during the year ended December 31, 1999 verses $2,575,320 for the same period in 1998. The decrease is primarily attributable to reduction in volume..

     Depreciation and amortization expense for the year ended December 31, 1999 was $1,263,659 versus $1,227,791 for the same period in 1998, an increase of 2.9%.

     Interest expense for the year ended December 31, 1999 was $652,109 versus interest expense of $679,397 for the same period in 1998. The decrease of $27,288 primarily relates to the decrease in the average debt outstanding during 1999.

     The Partnership reported a net loss of $1,171,535 for the year ended December 31, 1999 versus a net income of $736,561 for 1998 period.

Liquidity and Capital Resources

     At December 31, 2000, the Partnership had a negative working capital position of $246,226, versus a negative working capital of $1,372,016 at December 31, 1999.

     Cash provided by operating activities was $1,570,271 for the year ended December 31, 2000 reflecting net loss of $403,816, depreciation and amortization of $1,302,441, offset by net decreases in other assets of $671,646. Cash provided by operating activities for the year ended December 31, 1999 was $532,143, with a net loss of $1,171,535, depreciation and amortization of $1,263,659,and a decrease in other net operating assets of $440,019.

     Cash used in investing activities was $296,418 for 2000 versus $797,577 for 1999. Cash used from financing activities for 2000 was $1,225,758 verses cash provided from financing activities for 1999 was $130,577.

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

     The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $-0- in 2000, $13,069 in 1999, $26,138 in 1998, $13,069 in 1997,  $-0- in 1996,  $10,455 in 1995,  $13,069 in 1994,  $2,614 in 1993, and
$-0- in 1992.  Suspended fees during 2000,  1999,  1998, 1997, 1996, 1995, 1994,
1993 and 1992 respectively, are $300,000 $287,000, $274,000, $287,000, $300,000,
$290,000, $222,000, $229,000, and $228,000.

     Whiteford's working capital and equipment requirements are primarily met by
(a) a revolving credit agreement with Whiteford's banks in the maximum amount of $2,500,000 (with $1,806,071 outstanding at December 31, 2000) (the "Principal Revolver"); (b) a term credit facility of $3,177,804, (with $3,133,807 outstanding at December 31, 2000) (the "Term A Loan"); (c) a term credit facility of $574,605 (with $465,156 outstanding at December 31, 2000) (the "Term B Loan"); and, (d) a term credit facility of $1,000,000, (with $976,000 outstanding at December 31, 2000) (the "Term C Loan"). During 2000 the Partnership amended its credit agreement with its bank. Effective January 31, 2001, the maturity date for term notes A, B, and C were changed from December 31, 2001, to March 31, 2002. The revolving credit commitment expiration date is May 31, 2001.

     The Principal Revolver bears an interest rate of prime plus 2%. The Term A Loan bears an interest rate of prime plus 1%. The Term B Loan bears an interest rate of the Euro-Rate plus 3%. The Term C Loan bears an interest rate of prime plus 2%. The Loans require the Partnership to meet certain financial covenants and restricts the ability of the Partnership to make distributions to the Limited Partners without the consent of the principal lender. The loans are secured by real property, fixed assets, equipment, inventory, receivables and intangibles of the Partnership.

     The Partnership's 2001 capital budget calls for the expenditure of approximately $250,000 for building, plant, and equipment modifications and additions. The General Partner believes Whiteford's is in compliance with environmental protection laws and regulations, and does not anticipate making additional capital expenditures for such compliance in 2001. Such amounts are expected to be funded by internally generated cash flow. The General Partner believes that the above credit facilities along with cash flow from operations will be sufficient to meet the Partnerships' working capital and credit requirements for 2001.

     The nature of the Partnership's business activities (primarily meat processing) are such that should annual inflation rates increase materially in the foreseeable future, the Partnership would experience increased costs for personnel and raw materials; however, it is believed that increased costs could substantially be passed on in the sales prices of its products.

ITEM 7A   .    QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the normal operation, the Company has market risk exposure to interest rates. At December 31, 2000, the Company had $6,473,651 in interest bearing debt obligations that are subject to market risk exposure to change in interest rates. At December 31, 2000, the outstanding debt of $ 6,473,651 is at variable rates with a weighted average interest rate of 10.5%.

     The company estimates that with a change in interest rate of plus or minus .5%, that would equal approximately $30,000 change in interest expense.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Management

     The Partnership has no officers or directors. The affairs of the Partnership are managed by the Gannon Group, Inc., the General Partner. The directors, executive officers and key employees of the General Partner as of December 31, 2000, are as follows:

     Kevin T. Gannon, age 44, sole director, President and sole stockholder of Gannon Group, Inc.

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

ITEM 11.       EXECUTIVE COMPENSATION

Current Year Remuneration

     The Partnership has no officers or directors. Accordingly, no direct remuneration was paid to officers and directors of the Partnership for the year ended December 31, 2000. Remuneration to the General Partner is pursuant to Articles VI of the LIMITED PARTNERSHIP AGREEMENT (filed as Exhibit A to the Prospectus included in the Partnership's Registration Statement on Form S-1 [File No. 2-98273]) and incorporated herein by reference.

     Pursuant to Section 6.4(c) of the Limited Partnership Agreement, the General Partner is entitled to receive a management fee of approximately
$300,000 for the calendar year 2000. However, Section 6.4(c)(v) limits all amounts payable to the General Partner pursuant to Section 6.4(c) to an amount which does not exceed 10% of aggregate distributions to Partners from "Cash Available for Distributions". Under the Limited Partnership Agreement, Cash Available for Distributions is comprised of cash funds from operations (after all expenses, debt repayments, capital improvements and replacements, but before depreciation) less amounts set aside for restoration or reserves. That portion of the management fee in excess of such 10% limitation is suspended, and future payment is delayed until such payment may be made without exceeding such limit. On dissolution of the Partnership, Section 15.3(a)(ii) of the Limited Partnership Agreement generally provides for the payment of creditors, and then pro rata payment to record holders for loans or other amounts owed to them by the Partnership, including without limitation any amounts owed to the General Partner pursuant to Section 6.4. Any amounts payable to the General Partner under Section 15.3(a)(ii) will be dependent upon the funds available for distribution on the dissolution of the Partnership.

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

     During calendar year 2000, the Partnership made no distributions to the Limited Partners. During calendar year 1999, the Partnership made aggregate distributions of $130,869. As a result in 2000, the Partnership suspended payment to the General Partner of $300,000 of such management fee. The cumulative amount of annual management fees that have been suspended is $2,417,000.

Other Compensation Arrangements

     There is no plan provided for or contributed to by the Partnership or the General Partner which provides annuity, pension or retirement benefits for the General Partner or the officers and directors of the General Partner. There is no existing plan provided for or contributed to by the General Partner which provides annuity, pension or benefits for its officers or directors. There are no arrangements for remuneration covering services as a director between the Partnership and any director of the General Partner. No options to purchase any securities of the General Partner were granted or exercised during its fiscal year ended December 31, 2000. No options were held to purchase securities of the Partnership as of December 31, 2000, and as of the date hereof.

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


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     All schedules to the consolidated financial statements are omitted, because the required information is inapplicable or has been presented in the financial statements or related notes thereto.

     There were no form 8-Ks filed during the period ended December 31, 2000.

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

                                                 Whiteford Partners L.P.
                                                 -----------------------
                                                      (Registrant)
                                                  By Gannon Group, Inc.
                                                  Its General Partner


Date:  March 26, 2001                             /s/ Kevin T. Gannon
----------------------                            -------------------
                                                  Chief Executive Officer
                                                  And President

      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signatures                        Title                           Date
    ----------                        -----                           ----


/s/ Kevin T. Gannon      Chief Executive officer, President,      March 26, 2001
-------------------      (Principal Executive Officer), Chief     --------------
Kevin T. Gannon          Financial Officer, and Chief
                         Accounting Officer

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2), (c) and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 2000

                            WHITEFORD PARTNERS, L.P.

FORM 10-K -- Item 8, Item 14 (a) (1) and (2), (c) and (d)

           The following financial statements and financial statement schedules of the Partnership are included as part of this report at Item 8:

(a) 1.     Financial Statements


           Consolidated Balance Sheets - December 31, 2000, and 1999.

           Consolidated Statements of Operations - for the years ended December 31, 2000, 1999, and 1998.

           Consolidated Statements of Changes in Partners' Capital - for the years ended December 31, 2000, 1999, and 1998.

           Consolidated Statements of Cash Flows - for the years ended December 31, 2000, 1999, and 1998.

           Notes to Consolidated Financial Statements

           Report of Independent Auditors

(a) 2. See Index to Exhibits immediately following the financial statement schedules.

                            Whiteford Partners, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                               ------------
                                                                           2000            1999
                                                                           ----            ----
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                       $    329,311    $    281,216
      Accounts Receivable - trade                                        1,061,960       2,068,428
      Inventories                                                        2,501,717       3,378,687
      Prepaid expenses                                                      67,715          91,659
                                                                      ------------    ------------
                    TOTAL CURRENT ASSETS                                 3,960,703       5,819,990

PROPERTY AND EQUIPMENT:
      Land and improvements                                                 86,700          86,700
      Buildings                                                          7,311,245       7,298,645
      Machinery and equipment                                           11,487,590      11,203,772
      Accumulated depreciation                                          (8,540,998)     (7,366,051)
                                                                      ------------    ------------
                    TOTAL PROPERTY AND EQUIPMENT                        10,344,537      11,223,066

OTHER ASSETS - NET OF AMORTIZATION                                       2,450,170       2,577,664
                                                                      ------------    ------------
                          TOTAL ASSETS                                $ 16,755,410    $ 19,620,720
                                                                      ============    ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
      Accounts payable - trade                                        $  1,453,765    $  2,287,987
      Notes payable and current maturities on long-term debt             2,422,940       4,172,281
      Accrued expenses and other liabilities                               330,224         731,738
                                                                      ------------    ------------
                     TOTAL CURRENT LIABILITIES                           4,206,929       7,192,006

LONG-TERM DEBT - NET OF CURRENT MATURITIES                               4,050,711       3,527,128

PARTNERS' CAPITAL:
      General Partner:
            Capital contributions                                          132,931         132,931
            Capital transfers to Limited Partners                         (117,800)       (117,800)
            Interest in net income (loss)                                   10,297          14,335
            Distributions                                                  (38,171)        (38,171)
                                                                      ------------    ------------
                                                                           (12,743)         (8,705)
      Class A Limited Partners:
            Capital contributions, net of organization                  11,172,274      11,172,274
               and offering costs of $2,010,082
            Capital transfers from the General Partner                     116,554         116,554
            Interest in net income (loss)                                1,008,283       1,408,061
            Distributions                                               (3,786,598)     (3,786,598)
                                                                      ------------    ------------
                                                                         8,510,513       8,910,291
                                                                      ------------    ------------
               TOTAL PARTNERS' CAPITAL                                   8,497,770       8,901,586
                                                                      ------------    ------------

                  TOTAL LIABILITIES AND PARTNERS' CAPITAL             $ 16,755,410    $ 19,620,720
                                                                      ============    ============

                 See notes to consolidated financial statements.

                            Whiteford Partners, L.P.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31
                                                        --------------------------------------------
                                                            2000             1999            1998
                                                        ------------   -------------    ------------
REVENUE
     Sales of meat products                             $ 40,158,449    $ 51,549,748    $ 62,431,746
     Interest and other                                      158,450         166,680         338,696
                                                        ------------    ------------    ------------
                                                          40,316,899      51,716,428      62,770,442

COST AND EXPENSES
     Cost of meat products sold                           37,024,111      48,705,602      57,551,373
     Selling and administrative                            1,688,685       2,253,524       2,549,182
     Administrative fee - General Partner                       --            13,069          26,138
     Depreciation and amortization                         1,302,441       1,263,659       1,227,791
     Interest                                                705,478         652,109         679,397
                                                        ------------    ------------    ------------
                                                          40,720,715      52,887,963      62,033,881
                                                        ------------    ------------    ------------

              NET (LOSS) INCOME                         $   (403,816)   $ (1,171,535)   $    736,561
                                                        ============    ============    ============

Summary of net (loss) income allocated to:
     General Partner                                    $     (4,038)   $    (11,715)   $      7,366
     Class A Limited Partners                               (399,778)     (1,159,820)        729,195
                                                        ------------    ------------    ------------
                                                        $   (403,816)   $ (1,171,535)   $    736,561
                                                        ============    ============    ============

Net (loss) income per unit of Limited Partner Capital   $      (0.31)   $      (0.90)   $       0.56
                                                        ============    ============    ============
Weighted average units issued and outstanding              1,306,890       1,306,890       1,306,890
                                                        ============    ============    ============

                 See notes to consolidated financial statements.

                                             General Partner                               Class A Limited Partners
                            --------------------------------------------------------------------------------------------------------
                                                                                                Capital
                                                 Capital                                       Transfers
                                               Transfers   Interest in                           from      Interest in
                               Capital        to Limited   Net Income   Distri-     Capital     General     Net Income
                             Contributions     Partners      (Loss)    ibutions  Contributions  Partner      (Loss)    Distributions
                             -------------     --------      ------     -------  -------------  -------      ------    -------------

Balance, January 1, 1998       $ 132,931      $ (117,800)   $18,684   $ (34,251)  $11,172,274  $ 116,554  $ 1,838,686  $ (3,394,531)

Net Income                                                    7,366                                           729,195
Distributions                                                            (2,613)                                           (261,378)
                            --------------------------------------------------------------------------------------------------------
Balance, December 31, 1998     $ 132,931      $ (117,800)   $26,050   $ (36,864)  $11,172,274  $ 116,554  $ 2,567,881  $ (3,655,909)

Net Loss                                                    (11,715)                                       (1,159,820)
Distributions                                                            (1,307)                                           (130,689)
                            --------------------------------------------------------------------------------------------------------
Balance, December 31, 1999     $ 132,931      $ (117,800)   $14,335   $ (38,171)  $11,172,274  $ 116,554  $ 1,408,061  $ (3,786,598)

Net Loss                                                     (4,038)                                         (399,778)
                            --------------------------------------------------------------------------------------------------------
Balance, December 31, 2000     $ 132,931      $ (117,800)   $10,297   $ (38,171)  $11,172,274  $ 116,554  $ 1,008,283  $ (3,786,598)
                            ========================================================================================================

                 See notes to consolidated financial statements.

                            Whiteford Partners, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
                                                                --------------------------------------------------
                                                                     2000             1999                 1998
                                                                --------------------------------------------------
OPERATING ACTIVITIES:
   Net (loss) Income                                            $  (403,816)      $ (1,171,535)        $  736,561
   Adjustments to reconcile net (loss) income to net cash
       provided by operating activities:
       Depreciation and amortization                              1,302,441          1,263,659          1,227,791
       Gain (loss) on sale of fixed assets
                                                                           -            (4,000)              (641)
       Changes in operating assets and liabilities:
         Accounts receivable - trade                              1,006,468          1,264,543            225,586
         Inventories
                                                                    876,970           (813,132)           459,042
         Prepaid expenses                                            23,944            317,670           (321,288)


         Accounts Payable - trade                                  (834,222)          (166,367)          (794,767)

         Accrued expenses and other liabilities                    (401,514)          (158,695)           231,871
                                                              ---------------    ---------------   ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,570,271            532,143          1,764,155


INVESTING ACTIVITIES:

   Purchase of property and equipment                              (296,418)          (801,577)          (642,882)
   Proceeds from disposal of property and equipment
                                                                          -              4,000             15,500
                                                             ---------------    ---------------   ----------------
NET CASH USED IN INVESTING ACTIVITIES                              (296,418)          (797,577)          (627,382)

FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                  2,160,846         18,610,233         18,604,404
  Payments on notes payable and long-term debt                   (3,386,604)       (18,347,730)       (19,325,290)
  Distributions to Limited and General Partners                           -           (131,996)          (263,991)
                                                             ---------------    ---------------   ----------------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                           (1,225,758)           130,507          (984,877)
                                                             ---------------    ---------------   ----------------
 INCREASE (DECREASE)  IN CASH AND CASH
    EQUIVALENTS                                                      48,095           (134,927)          151,896

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                               281,216            416,143           264,247
                                                             ---------------    ---------------   ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  329,311         $  281,216        $  416,143
                                                             ===============    ===============   ================

                 See notes to consolidated financial statements.

WHITEFORD PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2000
--------------------------------------------------------------------------------
NOTE A - ORGANIZATION, BUSINESS AND ACQUISITIONS

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

     At December 31, 2000 and at December 31, 1999, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

     Inventories. Inventories of meat, meat products and packaging supplies are stated at the lower of first-in, first-out (FIFO) cost or market. The major components of inventories are as follows at December 31:

                                         2000           1999
                                     ------------   ------------
 Finished products                   $ 1,002,319    $1,531,532
 Raw materials                           490,015       834,763
 Packaging supplies and other          1,009,383     1,012,392
                                     ------------   ----------                 -
                                     $ 2,501,717    $3,378,687
                                     ============   ===========

   Property and Equipment. Property and equipment is stated at cost. Depreciation, computed using the straight-line method on the basis of the estimated useful lives of the depreciable assets, was $1,174,947, $1,136,166, and $1,100,298 in years 2000, 1999 and 1998, respectively. The costs of ordinary repairs and maintenance are charged to expense, while betterment and major replacements are capitalized.

     The carrying value of property and equipment and other long-lived assets is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates the carrying value of the assets may not be recoverable, based on estimates of their undiscounted cash flows, the carrying value will be reduced to the asset's fair market value.

     Other Assets. Goodwill associated with the acquisition of Whiteford's Inc. is being amortized on a straight-line basis over a thirty-year period. Related accumulated amortization at December 31, 2000 and 1999, was $1,336,070 and $1,208,576 respectively.

     Revenue Recognition. Revenue is generally recognized when title passes which is generally at the time of shipment.

     Distributions. The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determination. Distributions of $-0-, $130,689, and $261,378 to Limited Partners were recorded in 2000, 1999, and 1998 respectively.

     Income Taxes. The Partnership files an information tax return. The items of income and expense are allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership. At December 31, 2000, the book basis of assets exceeds the tax basis of such assets by approximately $4,900,000 primarily due to the use of accelerated depreciation methods utilized for tax reporting purposes.

     Cash, Cash Equivalents and Cash Flows. Cash and cash equivalent amount approximate fair value. For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Total interest paid was $703,976, $647,953 and $690,506 for 2000, 1999 and 1998, respectively.

     Net (Loss) Income Per Unit of Limited Partners Capital. The net (loss) income per unit of limited partners capital is calculated by dividing the net
(loss) income allocated to limited partners by the weighted average units outstanding.

     Concentrations. Financial instruments which potentially expose the Partnership of credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial with Concentrations of Credit Risk, consist primarily of accounts receivable. The Partnership's accounts receivable are concentrated in food distributor fast food restaurants and regional chains.

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

     Use of Estimates. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those results.

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

     The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $-0- in 2000, $13,069 in 1999 and $26,138 in 1998.
Suspended fees as of December 31, 2000, for which no accrual had been recorded, total $2,417,000 ($2,117,000 as of December 31, 1999). This only becomes an obligation of the Partnership upon a change of control or sale of substantially all of the assets of the Partnership. The Partnership also has a service agreement with Greenaway Consultant, Inc. (GCI), which provides for the former principal owner of Whiteford's to provide consulting services to the Partnership. The agreement has been extended for five years expiring December 31, 2002, and provides minimum consulting fees of approximately $250,000 per annum. During 2000, 1999 and 1998 the minimum was paid. GCI will receive payment of $500,000 upon a change of control or sale of substantially all of the assets of the Partnership.

NOTE D - LONG TERM DEBT

The following schedule summarizes long-term debt at December 31:

                                                                                      2000         1999
                                                                                   ----------   ----------
Notespayable to bank with  monthly  payments of $11,000.  Interest at Prime plus
     1%, interest at 10.50% on December 31,2000
     Maturity date is March 31, 2002 (1)                                           $3,133,807   $3,271,972

Notes payable to bank with monthly payments of $27,362.  Interest at
     Euro-Rate plus 3%, interest at 9.78% March 31,2002 (1)                           465,156      793,502
                                                                                                   793,502

Note Payable to bank with monthly payments of $12,000.  Interest at
     Prime plus 2%, interest 11.50 March 31, 2002 (1)                                 976,000            0

Revolving credit agreement with a bank, due January 31, 2001, interest at
     Prime plus 2%, interest at 11.50% May 31, 2001 (1)                             1,806,071    3,547,623

Note balance paid in 2000                                                                   0       56,312

Other                                                                                  92,617       30,000
                                                                                   ----------   ----------
                                                                                   $6,473,651   $7,699,409
Less portion classified as current                                                  2,422,940    4,172,281
                                                                                   ----------   ----------

                                                                                   $4,050,711   $3,527,128
                                                                                   ==========   ==========

(1) See Footnote G.

     The carrying value of the long-term debt approximates fair value. This is based on terms and maturities currently available to the Partnership for similar debt instruments. The notes payable and the revolving credit agreement with the bank contain restrictive covenants. The covenants restrict the Partnership from declaring or paying any distributions to its partners without the prior written consent of the bank; limit the level of capital expenditures the Partnership may make in any fiscal year; and, require the Partnership to maintain certain financial ratios. In addition, the Partnership must maintain a monthly average of $100,000 on deposit with the bank as a compensating balance.

     The revolving credit agreement permits borrowings based on a percentage of eligible accounts receivables and inventories. Long-term debt and borrowing under the revolving credit agreement are collateralized by substantially all of the Partnership's property and equipment, inventory and accounts receivable.

     The aggregate annual maturities on the long-term debt for the Partnership for the years subsequent to 2001 is $3,983,142 in 2002, $12,523 in 2003, $12,523
in 2004, $12,524 in 2005, and $30,000 thereafter.

     During  2000,  1999  and  1998,  the  weighted  average  interest  rate  on
short-term   borrowing  was  10.5%,  8.9%  and  9.1%  respectively,   while  the
weighted-average month-end amount outstanding was $3,238,705, $3,993,868 and $3,504,626 respectively. The largest outstanding month-end balance was $3,919,582 during 2000, $4,182,868 during 1999 and $3,779,814 during 1998.

     Interest paid in 2000, 1999, and 1998 was $705,477,  $652,108, and $679,397
respectively.

NOTE E - LEASES

     Lease Commitments. The Partnership's leases, buildings and equipment, are under various noncancelable operating lease agreements. Lease rental expense for 2000, 1999 and 1998 was $598,567, $663,423 and $766,494, respectively. The future minimum lease payments under the leases are as follows:

               2001                $    540,800
               2002                     193,265
               2003                       1,863
                                      ---------
                                    $   735,928

NOTE F - EMPLOYEE BENEFIT PLAN

     The Partnership has a 401(k) Plan which covers substantially all employees who have completed one year of service. The Partnership matches a percentage up to 25% of the participant's contributions up to 6% of employee eligible compensation. Contributions to the Plan were $34,996 in 2000, $32,887 in 1999, and $29,483 in 1998.

NOTE G - MAJOR CUSTOMERS

     Whiteford's facility, located in Versailles, Ohio, operates as a further processor and distributor of beef products to fast food restaurants and regional chains and food distribution in the Midwest of the United States. Whiteford's principal products are fresh frozen hamburger patties; precooked and uncooked ground beef taco meat and roast beef, marinated beef entrees; and other items processed to the customers' specifications.

   Sales of meat products to major customers are summarized as follows for the fiscal years ended December 31, 2000, and 1999 and 1998.

     CUSTOMER           2000                   1999                  1998
     --------           ----                   ----                  ----

        A           $15,424,050           $13,762,901            $12,662,467
        B             9,177,693            13,044,177             11,456,004
        C             5,223,073             5,749,151             11,181,287
        D             2,951,304             4,630,998              8,161,942
        E             1,579,652             4,486,046              4,854,235
        F             1,562,433             2,364,608              2,869,691
                    -----------           -----------            -----------
                    $35,918,205           $44,037,881            $51,185,626
                    ===========           ===========            ===========

   The total amounts receivable from these customers on December 31, 2000, 1999, and 1998 and were $786,388 and $1,657,929 and $2,800,657, respectively.

NOTE H - SUBSEQUENT EVENT

      Effective January 31, 2001, the Partnership executed an extension of the credit agreements with its banks. The revolving line of credit was extended to May 31, 2001. The other bank credit facilities were extended to March 31, 2002.

NOTE I - QUARTERLY DATA (UNAUDITED)

                                                               2000 Quarters
                                                               -------------

                                      1st            2nd             3rd             4th            Total
                                      ---            ---             ---             ---            -----
Sales                           $ 10,591,459    $ 13,683,697    $  9,204,279    $  6,679,014    $ 40,158,449

Gross profit                         605,696         946,182         911,833         670,627       3,134,338

Net (loss) income                   (294,420)         46,209          30,712        (186,317)       (403,816)

(Loss) income per unit
of Limited Partners' Capital    $      (0.23)   $       0.04    $       0.02    $      (0.14)   $      (0.31)

Weighted  average units
   outstanding                     1,306,890       1,306,890       1,306,890       1,306,890       1,306,890

                                                                1999 Quarters
                                                                -------------

                                     1st             2nd             3rd             4th           Total
                                     ---             ---             ---             ---           -----
Sales                           $ 13,968,250    $ 13,901,529    $ 12,456,526    $ 11,223,443    $ 51,549,748

Gross profit                         660,184         403,656       1,008,843         771,463       2,844,146

Net (loss) income                   (403,757)       (652,967)        (31,433)       (146,244)     (1,171,535)

(Loss)  income per unit
of Limited Partners' Capital    $      (0.31)   $      (0.50)   $       0.02    $      (0.11)   $      (0.90)

Weighted  average units
   outstanding                     1,306,890       1,306,890       1,306,890       1,306,890       1,306,890

                         Report of Independent Auditors

Limited and General Partners
Whiteford Partners, L.P.

We have audited the accompanying consolidated balance sheets of Whiteford Partners, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whiteford Partners, L.P. and subsidiary at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

 /s/ ERNST & YOUNG LLP
Dayton, Ohio
March 23, 2001

                           INDEX TO ATTACHED EXHIBITS
                           --------------------------
Exhibit
-------

3.&  4.   Limited  Partnership  Agreement  of  the Partnership  incorporated  by
          reference to Exhibit"A"  to   Prospectus  (pages A 1 - A 40)  included
          in    the    Partnership's   Registration   Statement   on   Form S-1
          (File No. 33-15962).

 10.1 Consulting Agreement between the Partnership and Granada Acquisitions, Inc. incorporated by reference to Exhibit 10.2 to the Partnership's Registration Statement on Form S-1 (File No. 33-15962).

 10.2 Asset Purchase Agreement between Granada/Whiteford Foods Venture, L.P. Whiteford's Inc. and Albert D. Greenaway, incorporated by reference to
          Exhibit 2 to the Partnership's Form 8-K filing dated May 10, 1990, as amended (File No. 33-15962).

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

                       ----------------------------------

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

 10.13 Loan Agreement dated December 23, 1992 between Whiteford Foods Venture, L.P. and The Fifth Third Bank of Western Ohio, N.A. for a credit facility of $2,300,000, incorporated by reference to Exhibit
          10.13 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1992.

 10.14 Letter of Agreement dated February 23, 1993 by and between Greenaway Consultants, Inc. and Whiteford Foods Venture, L.P., proceeding for
          (i) the termination of the revolving credit facility, (ii) the issuance of a term promissory note in the amount of $750,000, (iii) the termination of the Services Agreement between Whiteford Partners, L.P. and Greenaway Consultants, Inc., and (iv) an agreement egarding a new Services Agreement, incorporated by reference to Exhibit 10.14 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1993.

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

 10.20 Construction loan agreement dated June 13, 1994 between Whiteford Foods Venture, L.P. and PNC Bank, Ohio, National Association, incorporated by reference to Exhibit 10.20 to the Partnership's Annua Report on Form 10K for the year ended December 31, 1994.

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

 10.23 Note payable dated September 18, 1995, between Whiteford Foods Venture L.P. and PNC Bank, Ohio, National Association, incorporated by reference to Exhibit 10.23 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1995.

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

 10.31    Fifth Amendment to Credit Agreement ated May 9, 1996, incorporated  by
          reference  to  Exhibit   10.31  to  the Partnership's Annual Report on
          Form 10K for the year ended December 31, 1996.

 10.32 Lease agreement dated October 8, 1996 between Whiteford Foods Venture, L.P. and Fifth Third Leasing, incorporated by reference to
          Exhibit 10.32 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1996.

 10.33 Lease agreement dated November 1, 1996 between Whiteford Foods Venture L.P. and NC Leasing Corporation, incorporated by reference to
          Exhibit 10.33 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1996.

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

                       ----------------------------------

 10.40 Fourth Amendment to Revolving Note dated May 3, 1999, incorporated by reference to Exhibit 10.40 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1999.

 10.41 Ninth Amendment to Credit Agreement dated May 3, 1999, incorporated by reference to Exhibit 10.41 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1999.

 10.42    Tenth  Amendment  to  Credit   Agreement   dated   November  1,  1999,
          incorporated by reference to Exhibit 10.42 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1999.

 13.      1990 Annual  Report to Limited  Partners,  incorporated  by  reference
          to Exhibit 13 to the   Partnership's Annual Report on Form 10K for the
          year ended December 31, 1990.