Form 10-Q
period 2001-03-31
WHITEFORD PARTNERS L P
filed 2001-05-15
CIK 819215

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Units Outstanding at May 4, 2001
             -----                              --------------------------------
Limited Partnership Class A $10 Units                     1,306,890


                         This document contains 10 pages

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                   THREE MONTHS ENDED MARCH 31, 2001 and 2000


                                                                          Page
                                                                          Number
Part I.  FINANCIAL INFORMATION

        Item 1.Financial Statements


           Condensed Consolidated Balance Sheets as of March 31, 2001
               (Unaudited) and December 31, 2000.............................3



           Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 (Unaudited)..............4



           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (Unaudited)..............5


           Notes to Condensed Consolidated Financial Statements (Unaudited)..6


        Item 2.Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................7



PART II.  OTHER INFORMATION..................................................9

                                     2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.
--------------------------------------------------------------------------------

                                                                                     March 31,      December 31,
                                                                                      2001             2000
                                                                                      ----             ----
                                      ASSETS                                       (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                     $     79,103    $    329,311
    Accounts receivable: trade                                                       1,621,296       1,061,960
    Inventories:
        Finished products                                                            1,053,097       1,002,319
        Raw materials                                                                  436,968         490,015
        Packaging supplies and other                                                   985,073       1,009,383
                                                                                  ------------    ------------
                                                                                     2,475,138       2,501,717
    Prepaid expenses and other assets                                                   77,090          67,715
                                                                                  ------------    ------------

        TOTAL CURRENT ASSETS                                                         4,252,627       3,960,703

PROPERTY AND EQUIPMENT - net of accumulated depreciation
        of $8,846,539 and $8,540,998 in 2001 and 2000                               10,157,136      10,344,537

OTHER ASSETS - net of amortization                                                   2,418,296       2,450,170
                                                                                  ------------    ------------

               TOTAL ASSETS                                                       $ 16,828,059    $ 16,755,410
                                                                                  ============    ============

                               LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
    Accounts payable                                                              $  1,915,831    $  1,453,765
    Notes payable and current maturities on long term debt                           2,597,940       2,422,940
    Accrued expenses and other liabilities                                             399,322         330,224
                                                                                  ------------    ------------

        TOTAL CURRENT LIABILITIES                                                    4,913,093       4,206,929

LONG-TERM DEBT                                                                       3,896,493       4,050,711

PARTNERS' CAPITAL:
    General Partner:
        Capital contributions                                                          132,931         132,931
        Capital transfers to Limited Partners                                         (117,800)       (117,800)
        Interest in Partnership net income                                               5,504          10,297
        Distributions                                                                  (38,171)        (38,171)
                                                                                  ------------    ------------
                                                                                       (17,536)        (12,743)
    Limited Partners:
        Capital Contributions - net of organization and offering costs
           of $2,010,082                                                            11,172,274      11,172,274
        Capital transfers from General Partner                                         116,554         116,554
        Interest in Partnership net income                                             533,779       1,008,283
        Distributions                                                               (3,786,598)     (3,786,598)
                                                                                  ------------    ------------
                                                                                     8,036,009       8,510,513
           TOTAL PARTNERS' CAPITAL                                                   8,018,473       8,497,770
                                                                                  ------------    ------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                            $ 16,828,059    $ 16,755,410
                                                                                  ============    ============


NOTE: The condensed balance sheet at December 31, 2000 has been taken from the audited financial statements at such date.

                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended
                                                     March 31,
                                          ----------------------------
                                               2001            2000
                                               ----            ----

Revenue
    Sales of meat products                $  6,876,279    $ 10,591,459
    Interest and other income                   28,549          31,504
                                          ------------    ------------
                                             6,904,828      10,622,963

Costs and Expenses
    Cost of meat products sold               6,534,272       9,985,763
    Selling and administrative expenses        356,205         433,535
    Depreciation and amortization              337,415         327,430
    Interest                                   156,233         170,655
                                          ------------    ------------
                                          $ 15,962,176    $ 14,931,908
                                          ------------    ------------

        NET LOSS                          $   (479,297)   $   (294,420)
                                          ============    ============

Summary of net loss allocated to
    General Partner                       $     (4,793)   $     (2,944)
    Limited Partners                          (474,504)       (291,476)
                                          ------------    ------------
                                          $   (479,297)   $   (294,420)
                                          ============    ============

Net loss per $10 unit of L.P. Capital     $      (0.37)   $      (0.23)
                                          ============    ============

Average units issued and outstanding         1,306,890       1,306,890
                                          ============    ============

                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2000           2001
                                                         ----           ----

NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES     $  (152,851)   $   663,144
                                                     -----------    -----------

INVESTING ACTIVITIES:
    Purchase of property and equipment                  (118,140)       (24,144)
                                                     -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                   (118,140)       (24,144)
                                                     -----------    -----------

FINANCING ACTIVITIES:
    Proceeds from notes payable                          175,000        492,230
    Payments on notes payable                           (154,217)    (1,291,347)
    Distributions to Limited and General Partners              0              0
                                                     -----------    -----------

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES          20,783       (799,117)
                                                     -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                   (250,208)      (160,117)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         329,311        281,216
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    79,103    $   121,099
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest (excluding amount capitalized)      $   162,748    $   168,560
                                                     ===========    ===========

                                     5 of 10

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                                 March 31, 2001
                                   (Unaudited)
--------------------------------------------------------------------------------
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

At March 31, 2001 and December 31, 2000, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determinations.

The accompanying unaudited financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. While the Partnership believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Partnership's most recent annual report for the year ended December 31, 2000. A summary of the Partnership's significant accounting policies is presented on page F-5 of the Partnership's most recent annual report. There have been no material changes in the accounting policies followed by the Partnership during 2001.

In the opinion of management, the unaudited information includes all adjustments (all of which are of a normal recurring nature) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at March 31, 2001 and the condensed consolidated results of its operations for the three months ending March 31, 2001 and 2000 and the condensed consolidated cash flows for the three months ending March 31, 2001 and 2000. Operating results for the period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

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

                                     6 of 10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership is including the following cautionary statement in this Report on Form 10Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Partnership. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risk and uncertainties, which could cause actual results to differ materially from those expressed in the forward-looking statements. The Partnership's expectations, beliefs and projections are expressed in good faith and are believed by the Partnership to have reasonable basis, including without limitation, Management's examination of historical operating trends, data contained in the Partnership's records, and other data available from third parties, but there can be no assurance that Management's expectations, beliefs, or projections would result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, important factors that, in the view of the Partnership, could cause actual results to differ materially from those discussed in the forward-looking statements include demand for Whiteford Foods' products, the ability of Whiteford Foods to obtain widespread market acceptance of its products, the ability of the Partnership to obtain acceptable forms and amounts of financing, competitive factors, regulatory approvals and developments, economic conditions, the impact of competition and pricing, and other factors affecting the Partnership and Whiteford Foods' business that is beyond the Partnership's control. The Partnership has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

The Partnership was organized as a Limited Partnership with a maximum operating life of twenty years ending 2007. The source of its capital has been from the sale of Class A, $10 Limited Partnership units in a public offering that terminated on November 10, 1989 . Management's discussion and analysis set forth below should be read in conjunction with the accompanying condensed consolidated financial statements.

Results of Operations
---------------------

Three Months ended March 31, 2001 Compared to Three Months ended March 31, 2000
-------------------------------------------------------------------------------

Revenues for the three months ended March 31, 2001 were $6,904,828 versus $10,622,963 for the comparable period in 2000, a decrease of 35.0%. During the 2001 period 6,438,678 pounds of meat products were sold versus 10,626,179 pounds during the 2000 period, a decrease of 4,187,501 pounds. The decrease in sales of meat products sold is primarily attributable to the reduction in orders by customers.

Costs of meat products sold for the three months ended March 31, 2001 were $6,534,272 versus $9,985,763 for the comparable period ended March 31, 2000, a decrease of 34.6%. The decrease in the cost of meat products sold is primarily attributable to a decline in pounds produced and sold.

Gross margins on sales were 5.0% for the three months ended March 31, 2001 and 5.7% for the 2000 period. This decrease in gross margins is primarily attributable to the semi-variable nature of certain costs of meats products sold such as labor, packaging and utilities.

Selling and administrative expenses decreased to $356,205 from $433,535, a decrease of $77,330. Selling and administration expenses represented 5.2% of revenue for the three months ended March 31, 2001 compared to 4.1% for the comparable period in 2000.

Depreciation and amortization expense for the three months ended March 31, 2001 was $337,415 versus $327,430 for the same period in 2000, an increase of 3.0%.

Interest expense for the three months ended March 31, 2001 was $156,233 versus interest expense of $170,655 for the same period in 2000. This decrease of $14,422 primarily relates to the decrease in the average outstanding debt and interest rates.

A net loss of $479,297 was realized in the 2001 period compared to a net loss of $294,420 in the comparable period in 2000.

                                     7 of 10

Liquidity and Capital Resources
-------------------------------

At March 31, 2001, the Partnership had a negative working capital of $660,466 versus a negative working capital of $246,226 at December 31, 2000.

Cash used by operating activities was $152,851 in 2001 versus cash provided by operating activities of $663,144 in the first quarter of 2000.

Cash used in investing activities was $118,140 in 2001 as compared to $24,144 in 2000.

The Partnership provided $20,783 from financing activities during 2001, which represents net proceeds from debt outstanding. During the comparable period in 2000, the Partnership used $799,117 from financing activities, which represents net repayment from debt outstanding.

Whiteford Foods working capital and equipment requirements are primarily met by
(a) a revolving credit agreement with Whiteford's banks in the maximum amount of $2,500,000 (with $1,981,071 outstanding at March 31, 2001) (the "Principal Revolver"); (b) a term credit facility of $3,177,804 (with $3,100,807 outstanding at March 31, 2001) (the "Term A Loan"); (c) a term credit facility of $574,605 (with $383,070 outstanding at March 31, 2001 (the "Term B Loan") and
(d) a term credit facility of $1,000,000 (with $940,000 outstanding at March 31, 2001) (the "Term C Loan). During 2000 the Partnership amended its credit agreement with its banks. Effective January 31, 2001, the maturity date for term notes A, B and C were changed from December 31, 2001 to March 31, 2002. The revolving credit commitment expiration date is May 31, 2001.

The Principal Revolver bears interest at prime plus 2%. The Term A Loan bears an interest rate of prime plus 1%. The Term B Loan bears an interest rate of the Euro-Rate plus 3%. The term C Loan bears an interest rate of prime plus 2%. The Loans require the Partnership to meet certain financial covenants and restricts the ability of the Partnership to make distributions to the Limited Partners without the consent of the principal lender. The loans are secured by real property, fixed assets, equipment, inventory, receivables and intangibles of the Partnership.

The Partnership's 2001 capital budget calls for the expenditure of $200,000 for building, plant and equipment modifications and additions. The General Partner believes Whiteford Foods is in compliance with environmental protection laws and regulations, and does not anticipate making additional capital expenditures for such compliance in 2001. Capital expenditures are expected to be funded by internally generated cash flow. The General Partner believes that the above credit facilities along with cash flow from operations will be sufficient to meet the Partnership's working capital and credit requirements for 2001.

The nature of the Partnership's business activities (primarily meat processing) are such that should annual inflation rates increase materially in the foreseeable future, the Partnership would experience increased costs for personnel and raw materials; however, it is believed that increased costs could substantially be passed on in the sales price of its products.

Customer Issue
--------------

The Partnership was advised by one of its major customers representing approximately $14,000,000 of budgeted revenue for 2000, that commencing in 2000, such customer would no longer purchase meat products from the Partnership. The customer, as the result of a reorganization of its distribution system necessitated by the bankruptcy of a third party distributor, eliminated Whiteford' as one of its suppliers. The Partnership anticipates a substantial decline in meat revenues and cost of sales subsequent to July 9, 2000. The Partnership has developed a plan to transition to a lower volume level.

Market Risk
-----------

There have been no significant changes in market risk since December 31, 2000.

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


Date   May 4, 2001                         By    /s/ Kevin T. Gannon
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



                            FIRST QUARTER REPORT 2001