Form 10-K/A
period 2000-12-31
WHITEFORD PARTNERS L P
filed 2001-05-25
CIK 819215

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

      In the first quarter of 1990, the Partnership entered into a limited partnership, Whiteford Foods Venture, L.P. ("Whiteford's") which was formerly named Granada/Whiteford Foods Venture, L.P., with a wholly-owned subsidiary of the former General Partner, G/W Foods, Inc., for the purpose of acquiring the assets, certain liabilities and the operations of Whiteford's Inc., a further processor and distributor of beef products to major fast food restaurants and regional chains, which was located in Versailles, Ohio. The acquisition, which was made with Partnership ___ funds, was closed March 26, 1990, with the Partnership's resultant equity interest in Whiteford's being in excess of 99%. On April 23, 1990, all outstanding and contingent items were resolved and completed, and the acquisition of the assets was funded on April 24, 1990.

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

ITEM 7A       QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                       ----------------------------------

10.40 Fourth Amendment to Revolving Note dated May 3, 1999, incorporated by reference to Exhibit 10.40 to the Partnership's Annual Report on Form 1OK for the year ended December 3 1,1999.

10.41 Ninth Amendment to Credit Agreement dated May 3,1999, incoxporated by reference to Exhibit 10.4 1 to the Partnership's Annual Report on Form 1OK for the year ended December 3 1,1999.

10.42 Tenth Amendment to Credit Agreement dated November 1, 1999, incorporated by reference to Exhibit 10.42 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1999.

10.43     Third Amendment to Construction and Texm Note dated March 1,200O.

10.44     Fifth Amendment to Revolving Note dated March 24,200O.

10.45     Eleventh Amendment to Credit Agreement dated January 1,200O.

10.46     Twelfth Amendment to Credit Agreement dated March 24,200O.

10.47     Amended and Restated Credit Agreement dated September 5,200O.

10.48     Amended and Restated Revolving Credit Note dated September 5,200O.

10.49     Amended and Restated Term Note A dated September 5,200O.

10.50     Amended and Restated Term Loan B dated September 5,200O.

10.51     Term Note C. dated September 5,200O.

10.52     Amended and Restated Security Agreement dated September 5,200O.

13.       1990 Annual Report to Limited Partners, incoq~~Ued by reference to
          Exhibit 13 to the Partnership's Annual Report on Form 1 OK for the year ended December 3 1,199O.