Form 10-Q
period 2001-06-30
WHITEFORD PARTNERS L P
filed 2001-08-14
CIK 819215

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2001

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

              Class                         Units Outstanding at August 10, 2001
-------------------------------------
Limited Partnership Class A $10 Units                   1,306,890

                         This document contains 10 pages

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                     SIX MONTHS ENDED JUNE 30, 2001 and 2000
--------------------------------------------------------------------------------




                                                                     Page Number

Part I.  FINANCIAL INFORMATION

        Item 1.Financial Statements


           Condensed Consolidated Balance Sheets as of June 30, 2001
               (Unaudited) and December 31, 2000.............................3



           Condensed Consolidated Statements of Operations
               for the three months and six months
               ended June 30, 2001 and 2000 (Unaudited)......................4



           Condensed Consolidated Statements of Cash Flows for the six
               months ended June 30, 2001 and 2000 (Unaudited)...............5


           Notes to Condensed Consolidated Financial Statements (Unaudited)..6


        Item 2.Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................7



PART II.  OTHER INFORMATION.................................................10


                                     2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.

                                                                           June 30,      December 31,
                                                                             2001           2000
                                                                        ------------     -----------

                                        ASSETS                            (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                            $    118,108    $    329,311
    Accounts receivable: Trade                                              2,223,849       1,061,960
    Inventories:
        Finished product                                                    1,414,052       1,002,319
        Raw materials                                                         355,196         490,015
        Packaging supplies and other                                        1,144,380       1,009,383
                                                                         ------------    ------------
                                                                            2,913,628       2,501,717
    Prepaid expenses and other assets                                         247,176          67,715
                                                                         ------------    ------------

        TOTAL CURRENT ASSETS                                             $  5,502,761    $  3,960,703

PROPERTY AND EQUIPMENT - net of accumulated depreciation
        of $9,014,776 and $8,540,998 in 2001 and 2000                       9,942,961      10,344,537

OTHER ASSETS - net of amortization                                          2,386,423       2,450,170
                                                                         ------------    ------------

               TOTAL ASSETS                                              $ 17,832,145    $ 16,755,410
                                                                         ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
    Accounts payable                                                     $  2,705,914    $  1,453,765
    Notes payable and current maturities on long-term debt                  3,088,578       2,422,940
    Accrued expenses and other liabilities                                    392,266         330,224
                                                                         ------------    ------------

        TOTAL CURRENT LIABILITIES                                        $  6,186,758    $  4,206,929

LONG-TERM DEBT                                                              3,769,638       4,050,711

PARTNERS' CAPITAL:
    General Partner:
        Capital contributions                                                 132,931         132,931
        Capital transfers to Limited Partners                                (117,800)       (117,800)
        Interest in Partnership net income                                      4,077          10,297
        Distributions                                                         (38,171)        (38,171)
                                                                         ------------    ------------
                                                                         $    (18,963)   $    (12,743)
    Limited Partners:
        Capital Contributions - net of organization and offering costs
           of $2,010,082                                                   11,172,274      11,172,274
        Capital transfers from General Partner                                116,554         116,554
        Interest in Partnership net income                                    392,482       1,008,283
        Distributions                                                      (3,786,598)     (3,786,598)
                                                                         ------------    ------------
                                                                         $  7,894,712    $  8,510,513
                                                                         ------------    ------------
           TOTAL PARTNERS' CAPITAL                                       $  7,875,749    $  8,497,770
                                                                         ------------    ------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $ 17,832,145    $ 16,755,410
                                                                         ============    ============

                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                      Three Months Ended              Six Months Ended
                                                            June 30,                       June 30,
                                                 ----------------------------    ----------------------------
                                                      2001           2000             2001           2000
                                                      ----           ----             ----           ----

Revenues
    Sales of meat products                       $  8,771,881    $ 13,683,697    $ 15,648,160    $ 24,275,156
    Interest and other income                          34,720          46,270          63,269          77,774
                                                 ------------    ------------    ------------    ------------
                                                 $  8,806,601    $ 13,729,967    $ 15,711,429      24,352,930

Costs and Expenses
    Cost of meat products sold                      8,059,356      12,737,515      14,593,628      22,723,278
    Selling and administrative expenses               409,558         438,704         765,763         872,239
    Depreciation and amortization                     326,810         328,118         664,225         655,548
    Interest                                          144,022         179,421         300,255         350,076
                                                 ------------    ------------    ------------    ------------
        NET (LOSS)INCOME OPERATIONS              $   (133,145)   $     46,209    $   (612,442)   $   (248,211)
                                                 ------------    ------------    ------------    ------------

        (LOSS) GAIN ON SALES OF ASSETS                 (9,579)              0          (9,579)              0

        NET (LOSS) INCOME                        $   (142,724)   $     46,209    $   (622,021)   $   (248,211)
                                                 ============    ============    ============    ============


Summary of net income (loss) allocated to
    General Partner                              $     (1,427)   $        462    $     (6,220)   $     (2,482)
    Limited Partners                                 (141,297)         45,747        (615,801)       (245,729)
                                                 ------------    ------------    ------------    ------------
                                                 $   (142,724)   $     46,209    $   (622,021)   $   (248,211)
                                                 ============    ============    ============    ============

Net income (loss) per $10 unit of L.P. Capital   $      (0.11)   $       0.04    $      (0.48)              $
                                                 ============    ============    ============    ============
                                                                                                        (0.19)

Weighted average units issued and outstanding       1,306,890       1,306,890       1,306,890       1,306,890
                                                 ============    ============    ============    ============

                                                           4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                    2001           2000
                                                                                    ----           ----


NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $  (387,287)  $    738,613
                                                                                -----------    -----------
CASH FLOW USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                                          $  (233,482)   $   (87,181)
    Proceeds from Disposal of property and equipment                                 25,000              0
                                                                                -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                           $  (208,482)   $   (87,181)
                                                                                -----------    -----------
CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
    Proceeds from notes payable                                                 $   693,000    $   798,230
    Payments on notes payable                                                      (308,434)    (1,432,502)
    Distributions to Limited and General Partners                                         0              0
                                                                                -----------    -----------
NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES                                $   384,566    $ (634,272)
                                                                                -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                $  (211,203)   $    17,160

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    329,311        281,216
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   118,108    $   298,376
                                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest (excluding amount capitalized to fixed assets and inventory)   $   311,001    $   346,808
                                                                                ===========    ===========

                                     5 of 10

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                                  June 30, 2001
                                   (Unaudited)
--------------------------------------------------------------------------------
NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

At June 30, 2001 and December 31, 2000 the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at June 30, 2001 and the condensed consolidated results of its operations for the six months ending June 30, 2001 and 2000 and the condensed consolidated cash flows for the six months ending June 30, 2001 and 2000. Operating results for the period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.


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

Results of Operations
---------------------

Three Months ended June 30, 2001 Compared to Three Months ended June 30, 2000
-----------------------------------------------------------------------------

Revenues for the three months ended June 30, 2001 were $8,806,601 versus $13,729,967 for the comparable period in 2000, a decrease of 35.9%. During the 2001 period 7,727,569 pounds of meat products were sold versus 13,314,067 pounds during the 2000 period, a decrease of 5,586,498 pounds. The decrease in sales of meat products sold is primarily attributable to the reduction in orders by customers.

Cost of meat products sold for the three months ended June 30, 2001 were $8,059,356 versus $12,737,515 for the comparable period ended June 30, 2000, a decrease of 36.7%. The decrease in the cost of meat products sold is primarily attributable to a decline in pounds produced and sold.

Gross margins on sales were 8.1% for the three months ended June 30, 2001 and 6.9% for the 2000 period. The decrease in gross margins is primarily attributable to the semi-variable nature of certain costs of meat products sold such as labor, packaging and utilities.

Selling and administrative expenses decreased to $409,558 from $438,704, a decrease of $29,146. Selling and administrative expenses represented 4.7% of revenue for the three months ended June 30, 2001 compared to 3.2% for the comparable period in 2000.

Depreciation and amortization expense for the three months ended June 30, 2001 was $326,810 verses $ 328,118 for the same period in 2000, a decrease of 0.4%.

Interest expense for the three months ended June 30, 2001 was $144,022 versus interest expense of $179,421 for the same period in 2000. This decrease of $35,399 primarily relates to the decrease in the average outstanding debt and the interest rates.

A net operating loss of $133,145 was realized in the 2001 period compared to a net operating gain of $46,209 in the comparable period in 2000.

Six months ended June 30, 2001 Compared to Six Months ended June 30, 2000
-------------------------------------------------------------------------

Revenues for the six months ended June 30, 2001 were $15,711,429 versus $24,352,930 for the comparable period in 2000, a

                                     7 of 10
decrease of 35.5%. During the 2001 period 14,166,247 pounds of meat products were sold versus 23,940,246 pounds during the 2000 period. The decrease in sales of meat products sold is primarily attributable to a reduction in orders by customers.

Costs of meat products sold for the six months ended June 30, 2001 were $14,593,628 versus $22,723,278 for the comparable period ended June 30, 2000, a decrease of 35.8%. The decrease in the cost of meat products sold is primarily attributable to a decline in pounds produced and sold.

Gross margins on sales were 6.7% for the six months ended June 30, 2001 and 6.4% for the comparable period in 2000. The increase in gross margins is attributable to the semi-variable nature of certain costs of meat products sold such as labor, packaging and utilities.

Selling and administrative expenses were $765,763 for the 2001 period versus $872,239 for the 2000 period. Selling and administration expenses represented 4.9% of revenue for the six months ended June 30, 2001 and 3.6% the period ended June 30, 2000.

Depreciation and amortization expense for the six months ended June 30, 2001 was $664,225 versus $655,548 for the same period in 2000, an increase of 1.3%.

Interest expense for the six months ended June 30, 2001 was $300,255 versus interest expense of $350,076 for the same period in 2000. This decrease of $49,821 primarily relates to the decrease in the average debt outstanding and lower interest rates.

A net operating loss of $612,442 was realized in the 2001 period compared to net operating loss of $248,211 in the comparable period in 2000..


Liquidity and Capital Resources
-------------------------------

At June 30, 2001 the Partnership had a negative working capital of $683,997 versus a negative working capital of $246,226 at December 31, 2000.

Cash used by operating activities was $387,287 in 2001 versus cash provided by operating activities of $738,613 in the 2000 period.

Cash used in investing activities was $208,482 in 2001 as compared to $87,181 in 2000.

The Partnership provided $384,566 from financing activities during 2001. During the comparable period in 2000, the Partnership used $634,272 for financing activities.

Whiteford Foods working capital and equipment requirements are primarily met by
(a) a revolving credit agreement with Whiteford's banks in the maximum amount of $2,500,000 (with $2,499,071 outstanding at June 30,2001), (the "Principal Revolver"), (b) a term credit facility of $3,177,804 (with $3,067,807 outstanding at June 30, 2001), (the "Term A Loan"); (c) a term credit facility of $574,605 (with $300,983 outstanding at June 30, 2001) (the "Term B Loan") and
(d) a term credit facility of $1,000,000 (with $904,000 outstanding at June 30, 2001.) During 2000 the Partnership amended its credit with its banks. Effective May 31, 2001, the maturity date for notes A, B and C were changed from March 31, 2002 to October 1, 2002. The revolving credit commitment expiration date is September 30, 2001.

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

The Partnership's 2001 capital budget calls for the expenditure of $200,000 for building, plant and equipment modifications and additions. The General Partner believes Whiteford's is in compliance with environmental protection laws and regulations, and

                                     8 of 10
does not anticipate making additional capital expenditures for such compliance in 2001. Such amounts are expected to be funded by internally generated cash flow. The General Partner believes that the above credit facilities along with cash flow from operations will be sufficient to meet the Partnership's working capital and credit requirements for 2001.

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




                                             WHITEFORD PARTNERS, L.P.


Date  August 10, 2001                        By    /s/ Kevin T. Gannon
     ------------------                        -------------------------------
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