Form 10-Q
period 2001-09-30
WHITEFORD PARTNERS L P
filed 2001-11-14
CIK 819215

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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
Yes_X_     No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Units Outstanding at November 12, 2001
-------------------------------------     --------------------------------------
Limited Partnership Class A $10 Units                   1,306,890

                         This document contains 11 pages

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                  ---------------------------------------------


                                                                     Page Number

Part I.  FINANCIAL INFORMATION

  Item 1.Financial Statements


     Condensed Consolidated Balance Sheets as of September 30, 2001
         (Unaudited) and December 31, 2000................................3



     Condensed Consolidated Statements of Operations
         for the three months and nine months
         ended September 30, 2001 and 2000 (Unaudited)....................4



     Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (Unaudited).............5


     Notes to Condensed Consolidated Financial Statements (Unaudited).....6


  Item 2.Management's Discussion and Analysis of Financial Condition
         and  Results of Operations.......................................7



PART II.  OTHER INFORMATION..............................................10


                                     2 of 11

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.
                            ------------------------

                                                                          September 30,   December 31,
                                                                              2001            2000
                                                                           (Unaudited)
                                    ASSETS                                 -----------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                                            $     59,012    $    329,311
    Accounts receivable: Trade                                              2,268,424       1,061,960
    Inventories:
        Finished product                                                    1,373,346       1,002,319
        Raw materials                                                         574,871         490,015
        Packaging supplies and other                                          989,914       1,009,383
                                                                         ------------    ------------
                                                                            2,938,131       2,501,717
    Prepaid expenses and other assets                                         282,438          67,715
                                                                         ------------    ------------

        TOTAL CURRENT ASSETS                                             $  5,548,005    $  3,960,703

PROPERTY AND EQUIPMENT - net of accumulated depreciation
        of $9,321,073 and $8,540,998 in 2001 and 2000                       6,809,047      10,344,537

OTHER ASSETS - net of amortization                                                  0       2,450,170
                                                                         ------------    ------------

               TOTAL ASSETS                                              $ 12,357,052    $ 16,755,410
                                                                         ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
    Accounts payable                                                     $  2,901,686    $  1,453,765
    Notes payable and current maturities on long term debt                  3,006,491       2,422,940
    Accrued expenses and other liabilities                                    209,894         330,224
                                                                         ------------    ------------

        TOTAL CURRENT LIABILITIES                                        $  6,118,071    $  4,206,929

LONG-TERM DEBT                                                              3,697,507       4,050,711

PARTNERS' CAPITAL:
    General Partner:
        Capital contributions                                                 132,931         132,931
        Capital transfers to Limited Partners                                (117,800)       (117,800)
        Interest in Partnership net income (loss)                             (49,266)         10,297
        Distributions                                                         (38,171)        (38,171)
                                                                         ------------    ------------
                                                                         $    (72,306)   $    (12,743)
    Limited Partners:
        Capital Contributions - net of organization and offering costs
           of $2,010,082                                                   11,172,274      11,172,274
        Capital transfers from General Partner                                116,554         116,554
        Interest in Partnership net income (loss)                          (4,888,450)      1,008,283
        Distributions                                                      (3,786,598)     (3,786,598)
                                                                         ------------    ------------
                                                                         $  2,613,780    $  8,510,513
                                                                         ------------    ------------
           TOTAL PARTNERS' CAPITAL                                       $  2,541,474    $  8,497,770
                                                                         ------------    ------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $ 12,357,052    $ 16,755,410
                                                                         ============    ============

                                     3 of 11

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
                                   -----------

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                   September 30,
                                                ----------------------------    ----------------------------
                                                     2001            2000            2001            2000
                                                ------------    ------------    ------------    ------------
Revenues
    Sales of meat products                      $ 12,340,036    $  9,204,279    $ 27,988,196    $ 33,479,435
    Interest and other income                        119,144          42,594         182,413         120,368
                                                ------------    ------------    ------------    ------------
                                                $ 12,459,180    $  9,246,873    $ 28,170,609      33,599,803

Costs and Expenses
    Cost of meat products sold                    11,682,109       8,292,446      26,275,737      31,015,724
    Selling and administrative expenses              391,947         408,015       1,157,710       1,280,254
    Depreciation and amortization                    338,171         330,139       1,002,396         985,687
    Interest                                         138,810         185,561         439,065         535,637
    Write Off of Goodwill                          2,354,550               0       2,354,550               0
    Valuation Impairment                           2,887,868               0       2,887,868               0
                                                ------------    ------------    ------------    ------------

        NET (LOSS) INCOME OPERATIONS            $ (5,334,275)   $     30,712    $ (5,946,717)   $   (217,499)
                                                ------------    ------------    ------------    ------------

        LOSS ON SALES OF ASSETS                            0               0          (9,579)              0

        NET (LOSS)INCOME                          (5,334,275)         30,712      (5,956,296)       (217,499)
                                                ============    ============    ============    ============

Summary of net (loss)income allocated to
    General Partner                             $    (53,343)   $        307    $    (59,563)   $     (2,175)
    Limited Partners                              (5,280,932)         30,405      (5,896,733)       (215,324)
                                                ------------    ------------    ------------    ------------
                                                $ (5,334,275)   $     30,712    $ (5,956,296)   $   (217,499)
                                                ============    ============    ============    ============

Net (loss)income per $10 unit of L.P. Capital   $      (4.04)   $       0.02    $      (4.51)   $      (0.17)
                                                ============    ============    ============    ============

Average units issued and outstanding               1,306,890       1,306,890       1,306,890       1,306,890
                                                ============    ============    ============    ============

                                     4 of 11

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
                                   -----------

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                -----------    -----------
                                                                                    2001           2000
NET CASH USED IN AND PROVIDED BY OPERATING ACTIVITIES                           $  (231,914)   $ 1,615,042
                                                                                -----------    -----------

CASH FLOW USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                                          $  (293,733)   $  (145,930)
    Proceeds from Disposal of property and equipment                                 25,000              0
                                                                                -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                           $  (268,733)   $  (145,930)
                                                                                -----------    -----------

CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
    Proceeds from notes payable                                                 $   693,000    $ 1,798,229
    Payments on notes payable                                                      (462,652)    (3,247,589)
    Distributions to Limited and General Partners                                         0              0
                                                                                ----------     -----------

NET CASH PROVIDED BY/(USED) IN FINANCING ACTIVITIES                             $   230,348    $(1,449,360)
                                                                                -----------    -----------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                $  (270,299)   $    19,752

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    329,311        281,216
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    59,012    $   300,968
                                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest (excluding amount capitalized to fixed assets and inventory)   $   455,369    $   531,620
                                                                                ===========    ===========

                                     5 of 11

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                               September 30, 2001
                                   (Unaudited)
                                   -----------

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

At September 30, 2001 and December 31, 2000 the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

In the opinion of management, the unaudited information includes all adjustments (consisting of normal accruals) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at September 30, 2001 and the condensed consolidated results of its operations for the three and nine months ending September 30, 2001 and 2000 and the condensed consolidated cash flows for the nine months ending September 30, 2001 and 2000. Operating results for the period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001.

NOTE B - INCOME TAXES

The Partnership files an information tax return, the items of income and expense being allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership.

NOTE C - SUBSEQUENT EVENT

The Partnership has entered into a Letter of Intent with an affiliate of Rochester Meat Company ("Rochester Meat"), an unaffiliated company, for the purchase of the assets of the Partnership. Pursuant to the Letter of Intent, the purchase price is $7,950,000, including the assumption or payment of certain liabilities, subject to adjustments through the closing date. The purchase price at closing will be paid $1,500,000 in cash and the issuance of a subordinated note (the "Subordinated Note") due June 30, 2007 in the principal amount of $1,750,000, subject to adjustment at closing, with the balance of the purchase price paid by the assumption of certain liabilities net of other assets. The Subordinated Note shall bear interest at 9.5% and is prepayable under certain conditions. Additionally, the principal balance of the Subordinated Note may be adjusted downward under certain circumstances.

In connection with the transaction with Rochester Meat, the Partnership is obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to the consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. have agreed to:
(i) defer $50,000 of such payment until December 15, 2001, (ii) subordinate

                                     6 of 11

$300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and (iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is a wholly owned subsidiary of Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership.

Based upon the purchase price of $7,950,000, expected adjustments, transaction costs and the payments due to Greenaway Consultants, Inc., the Partnership has recorded a valuation impairment of $2,887,868 and a write off of goodwill of $2,354,550, resulting in a limited partner capital balance of $2,613,780 or a $2.00 per limited partnership unit outstanding.

Although there can be no assurance that the Partnership and Rochester Meat will consummate the transaction contemplated herein, the Partnership anticipates that a transaction will close prior to December 5, 2001. Upon completion of the transaction, the Partnerships assets will include the net cash proceeds and the Subordinated Note, subject to the then remaining obligations to Greenaway Consultants, Inc., other closing costs and potential liabilities, if any, associated with the Ameriserve litigation, described under legal proceedings. The Partnership is considering the contribution of the net assets of the Partnership to a liquidating trust, which will defend or settle the Ameriserve, Inc. litigation, then collect the Subordinated Note and pay excess amounts to the limited partners and Greenaway Consultants, Inc. as available.

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

Results of Operations
---------------------

Three months ended September 30, 2001 Compared to Three Months ended September 30, 2000
------------------

Revenues for the three months ended September 30, 2001 were $12,459,180 versus $9,246,873 for the comparable period in 2000, an increase of 34.7%. During the 2001 period 11,210,034 pounds of meat products were sold versus 9,188,036 pounds during the 2000 period. The increase in sales of meat products sold is primarily attributable to an increase in orders by customers.

Costs of meat products sold for the three months ended September 30, 2001 were $11,682,109 versus $8,292,446 for the comparable period ended September 30, 2000, an increase of 40.9%. The increase in the costs is primarily attributable to the increase in pounds produced and sold.

Gross margins on sales were 6.2% for the three months ended September 30, 2001 and 10.3% for the comparable period in 2000. The decrease in gross margins is attributable to the semi-variable nature of certain costs of meat products sold such as labor, packaging and utilities.

                                     7 of 11

Selling and administrative expenses were $391,947 for the 2001 period versus $408,015 for the 2000 period. Selling and administration expenses represented 3.1% of revenue for the three months ended September 30, 2001 and 4.4% the period ended September 30, 2000.

Depreciation and amortization expense for the three months ended September 30, 2001 was $338,171 versus $330,139 for the same period in 2000, an increase of 2.4%.

Interest expense for the three months ended September 30, 2001 was $138,810 versus interest expense of $185,561 for the same period in 2000. This decrease of $46,751 primarily relates to the average debt balance outstanding and lower interest rates.

A net loss before the write off of goodwill and a valuation reserve was $91,857 in the 2001 period compared to net income of $30,712 in the comparable period in 2000.

The Partnership recorded a valuation reserve and write off of goodwill in the aggregate amount of $5,242,418 for the period ended September 30, 2001, based upon the Partnership's estimate of the amounts to be recovered upon liquidation of the operating business of the Partnership. (See Subsequent Events Footnote Below.)


Nine months ended September 30, 2001 Compared to Nine Months ended September 30, 2000
------------------

Revenues for the nine months ended September 30, 2001 were $28,170,609 versus $33,599,803 for the comparable period in 2000, a decrease of 16.2%. During the 2001 period 25,376,281 pounds of meat products were sold versus 33,128,282 pounds during the 2000 period. The decrease in sales of meat products sold is primarily attributable to a reduction in orders by customers.

Costs of meat products sold for the nine months ended September 30, 2001 were $26,275,737 versus $31,015,724 for the comparable period ended September 30, 2000, a decrease of 15.3%. The decrease in the costs is primarily attributable to a decline in pounds produced and sold.

Gross margins on sales were 6.7% for the nine months ended September 30, 2001 and 7.7% for the comparable period in 2000. The decrease in gross margins is attributable to the semi-variable nature of certain costs of meat products sold such as labor, packaging and utilities.

Selling and administrative expenses were $1,157,710 for the 2001 period versus $1,280,254 for the 2000 period. Selling and administration expenses represented 4.1% of revenue for the nine months ended September 30, 2001 and 3.8% the period ended September 30, 2000.

Depreciation and amortization expense for the nine months ended September 30, 2001 was $1,002,396 versus $985,687 for the same period in 2000, an increase of 1.7%.

Interest expense for the nine months ended September 30, 2001 was $439,065 versus interest expense of $535,637 for the same period in 2000. This decrease of $96,572 primarily relates to the average debt balance outstanding and lower interest rates.

A net loss of $704,299, before the write off of goodwill and a valuation reserve as more fully described below, was realized in the 2001 period compared to net operating loss of $217,499 in the comparable period in 2000.


Liquidity and Capital Resources
-------------------------------

At September 30, 2001 the Partnership had a negative working capital of $570,066 versus a negative working capital of $246,226 at December 31, 2000.

Cash used from operating activities was $231,914 in 2001 versus cash provided by operating activities was $1,615,042 in the 2000 period.

                                     8 of 11

Cash used in investing activities was $268,733 in 2001 as compared to $145,930 in 2000.

The Partnership provided $230,348 from financing activities during 2001. For the comparable period in 2000, the Partnership used $1,449,360.

Whiteford's working capital and equipment requirements are primarily met by (a) a revolving credit agreement with Whiteford's principal lender in the maximum amount of $2,500,000 (with $2,499,071 outstanding at September 30, 2001), (the "Principal Revolver"); (b) a term credit facility of $3,177,804, (with $3,034,007 outstanding at September 30, 2001)(the " Term A Loan"); (c) a term credit facility of $574,605, (with $218,897 outstanding at September 30, 2001) (the " Term B Loan"); and (d) a term credit facility of $1,000,000, (with $868,000 outstanding at September 30, 2001) (the "Term C Loan"), (collectively, the "Loans"). During 2000, the Partnership amended its Credit Agreement with the Bank.

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

Subsequent Event
----------------

The Partnership has entered into a Letter of Intent with an affiliate of Rochester Meat Company ("Rochester Meat"), an unaffiliated company, for the purchase of the assets of the Partnership. Pursuant to the Letter of Intent, the purchase price is $7,950,000, including the assumption or payment of certain liabilities, subject to adjustments through the closing date. The purchase price at closing will be paid $1,500,000 in cash and the issuance of a subordinated note (the "Subordinated Note") due June 30, 2007 in the principal amount of $1,750,000, subject to adjustment at closing, with the balance of the purchase price paid by the assumption of certain liabilities net of other assets. The Subordinated Note shall bear interest at 9.5% and is prepayable under certain conditions. Additionally, the principal balance of the Subordinated Note may be adjusted downward under certain circumstances.

In connection with the transaction with Rochester Meat, the Partnership is obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to the consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. have agreed to:
(i) defer $50,000 of such payment until December 15, 2001, (ii) subordinate $300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and (iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is a wholly owned subsidiary of Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership.

Based upon the purchase price of $7,950,000, expected adjustments, transaction costs and the payments due to Greenaway Consultants, Inc., the Partnership has recorded a valuation impairment of $2,887,868 and a write off of goodwill of $2,354,550, resulting in a limited partner capital balance of $2,613,780 or a $2.00 per limited partnership unit outstanding.

                                     9 of 11

Although there can be no assurance that the Partnership and Rochester Meat will consummate the transaction contemplated herein, the Partnership anticipates that a transaction will close prior to December 5, 2001. Upon completion of the transaction, the Partnerships assets will include the net cash proceeds and the Subordinated Note, subject to the then remaining obligations to Greenaway Consultants, Inc., other closing costs and potential liabilities, if any, associated with the Ameriserve litigation, described under legal proceedings. The Partnership is considering the contribution of the net assets of the Partnership to a liquidating trust, which will defend or settle the Ameriserve, Inc. litigation, then collect the Subordinated Note and pay excess amounts to the limited partners and Greenaway Consultants, Inc. as available.



PART II.  OTHER INFORMATION


Item 1. Legal Proceeding

Ameriserve, Inc., a former customer and a major national distributor of food and related products, filed for protection under bankruptcy proceedings in January, 2000. As a debtor in bankruptcy, Ameriserve has claimed that all payments made to creditors during the ninety days prior to the bankruptcy are preference items which Ameriserve may recover from its creditors. As a result, Ameriserve has instituted a lawsuit against the Partnership and other suppliers to recover its estimate of the preference amounts.

The amount sought by Ameriserve in the lawsuit approximates $800,000. The Partnership has filed a response to their action but is unable to estimate the amount, if any, which it will ultimately be required to repay to Ameriserve by the court in the Ameriserve bankruptcy court action. The Partnership has not recorded a reserve in connection with the Ameriserve action. The Partnership has agreed to escrow proceeds from the sale of its assets to defend or satisfy the Ameriserve potential claims until such claims are settled or otherwise compromised.

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




                                                WHITEFORD PARTNERS, L.P.


Date: November 12, 2001                         By  /s/ Kevin T. Gannon
                                                    -------------------------
                                                    Kevin T. Gannon, Chairman
                                                    Chief Financial Officer
                                                    Gannon Group, Inc.
                                                    General Partner




                                    11 of 11

                            WHITEFORD PARTNERS, L.P.



                            THIRD QUARTER REPORT 2001