Form 10-K
period 2001-12-31
WHITEFORD PARTNERS L P
filed 2002-04-01
CIK 819215

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 2001

                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


                        Commission file number: 33-15962

                            WHITEFORD PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                               76-0222842
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



770 North Center Street, Versailles, Ohio                           45380
-----------------------------------------                         ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__   No ____


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes __X__   No ____

         At March 28, 2002, 1,306,890 Class A units had been subscribed and issued.

                                      INDEX




 Item
  No.        Description                                                   Page
------       -------------------------------------------------------------------

            PART I

  1.        Business                                                           1

  2.        Properties                                                         3

  3.        Legal Proceedings                                                  3

  4.        Submission of Matters to a Vote of Security Holders                3


            PART II

  5.        Market for Registrant's Common Equity and Related Stockholder
            Matters                                                            3

  6.        Selected Financial Data                                            4

  7.        Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              5

  7A.       Quantitative and Qualitative Disclosure About Market Risk          6

  8.        Financial Statements and Supplementary Data                        6

  9.        Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                               7


            PART III

 10.        Directors and Executive Officers of the Registrant                 7

 11.        Executive Compensation                                             7

 12.        Security Ownership of Certain Beneficial Owners and Management     8

 13.        Certain Relationships and Related Transactions                     8


            PART IV

 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K    8

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

      The Partnership sold (the "Sale Transaction") substantially all its assets on November 11, 2001, to an affiliate of Rochester Meat Company ("Rochester Meat"), an unaffiliated company, pursuant to an Asset Purchase Agreement (the "Agreement"). The purchase price was $7,950,000, including the assumption or payment of certain liabilities. The purchase price was paid $1,500,000 in cash and the issuance of a subordinated note the "Subordinated Note" due June 30, 2007 in the principal amount of $1,350,000 (as adjusted) with the balance of the purchase price paid by the assumption of certain liabilities net of other assets. The Subordinated Note bears interest at 9.5% and is prepayable under certain conditions. Additionally, the principal balance of the Subordinated Note may be adjusted downward under certain circumstances.

      In connection with the transaction with Rochester Meat, the Partnership was obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to a consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. agreed to: (i) defer $50,000 of such payment until January 2002, (ii) subordinate $300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and (iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is wholly owned by Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership. This $300,000 payment to Greenaway Consultants has not been accrued as a result of its subordination to the partnership.

      Upon completion of the transaction, the Partnership's assets included the net cash proceeds and the Subordinated Note, subject to the then remaining obligations to Greenaway Consultants, Inc. and the General Partner, other closing costs and potential liabilities, if any, associated with pending litigation with Ameriserve, Inc., a former customer and a major national distributor of food and related products, which filed for protection under bankruptcy proceedings in January, 2000. As a debtor in bankruptcy, Ameriserve has claimed that all payments made to creditors during the ninety days prior to the bankruptcy are preference items which Ameriserve may recover from its creditors. As a result, Ameriserve instituted a lawsuit against the Partnership and other suppliers to recover its estimate of the preference amounts. The amount sought by Ameriserve in the lawsuit approximated $800,000. The Partnership filed a response to their motion and entered into a settlement agreement with Ameriserve in January 2002. Such settlement agreement provided for a payment by the Partnership of $40,000, which was paid in January 2002 to settle such claim.

      The Partnership is considering the contribution of the net assets of the Partnership to a liquidation trust, which will then collect the Subordinated Note.

B.    FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      Prior to the Sale Transaction, the Partnership operated principally in the food processing and distribution business. The Partnership is presently holding and managing the proceeds of sale and related assets.

C.    DESCRIPTION OF BUSINESS
           The Partnership was organized to form, acquire, own and operate businesses engaged in the development, production, processing, marketing, distribution and sale of food and related products. Prior to the Sale Transaction, the Partnership operated a further processing and meat production operation at one location--Versailles, Ohio.

Versailles, Ohio Plant Operation

      Prior to the Sale Transaction, Whiteford's was a further processor and distributor of meat products to major fast food restaurants and regional chains and food distributors. The Partnership served major metropolitan areas such as Chicago, Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Louisville and St. Louis. Whiteford's principal products were fresh frozen hamburger patties; precooked and uncooked ground beef, taco meat and roast beef; marinated beef entrees; and other items processed to customers' specifications. Prior to the Sale Transaction, Whiteford's purchased products principally from major domestic packers and regional distributors.

      Prior to the Sale Transaction and for the period ended November 11, 2001, and the years ended 2000 and 1999, Whiteford's processed and sold 28.9 million pounds of products ($31.9 million), 40.3 million pounds of products ($40.2 million), and 55.9 million pounds of products ($51.5 million), respectively, through its further processing and distribution operations.

Marketing and Sales

      Prior to the Sale Transaction, Whiteford's customers consisted primarily of fast food retail chains in addition to HRI (Hotel, Restaurant, Institutional) customers and food products distributors. Sales operations were conducted locally by sales representatives from the Versailles location and through unaffiliated food products distributors and food brokers.

      The following customers contributed more than 10% of Whiteford's revenues, prior to the Sale Transaction, for the period ended November 11, 2001: Gordon Food Service, 37.8%; and Harkers, 11.304%.

      Historically, a significant portion of Whiteford's business had been lodged with relatively few major national and regional accounts. During the year 2000, a significant customer eliminated Whiteford's as one of its suppliers as a result of a reduction of its distribution system after a bankruptcy filing by its major distributor.

      Prior to the Sale Transaction, all of Whiteford's sales are to customers in the United States and Canada.

Regulatory Matters

      Prior to the Sale Transaction, all of Whiteford's meat production operations were subject to ongoing inspection and regulation by the United States Department of Agriculture ("USDA"). Whiteford's plant and facilities were subject to periodic or continuous inspection, without advance notice, by USDA employees to ensure compliance with USDA standards of sanitation, product composition, packaging and labeling. All producers of meat and other food products must comply with substantially similar standards.

      Prior to the Sale Transaction, Whiteford's was subject to federal, state and local laws and regulations governing environmental protection, compliance with which has required capital and operating expenditures. The General Partner believes Whiteford's was in substantial compliance with such laws and regulations prior to the Sale Transaction. The General Partner is not aware of any violations of, or pending changes in such laws and regulations that are likely to result in material penalties.

      Prior to the Sale Transaction, Whiteford Foods was subject to various other federal, state and local regulations, none of which imposed material restrictions on its operations.

Employees

      The Partnership's operations have been managed by its general partner, Gannon Group, Inc. since May 4, 1992, and Granada Management Corporation from inception to May 4, 1992. Directly, the Partnership has no employees. The Partnership has utilized the services of employees of the General Partner as needed for certain administrative services.

      The Whiteford's operation at Versailles, Ohio employed 175 personnel at November 11, 2001, the date of the Sale Transaction and no employees as of December 31, 2001. The General Partner believes there will be sufficient personnel available to adequately manage the Partnership's business affairs.

ITEM 2.    PROPERTIES

Properties Utilized by the Partnership

      The Partnership's executive offices are those of the General Partner, located at 770 North Center Street, Versailles, Ohio 45380.

      The following table sets forth Whiteford's operational facilities and approximate capacities as of November 11, 2001, immediately prior to the Sale Transaction. As of December 31, 2001, the Partnership owns no operational facilities.

                                                                                                         Estimated Annual
                                                                                                         Tons of Production
                                                                                                         ------------------
                       General                                                                                          2001
    Location          Character                               Size                                      Capacity       Actual
-----------------     ----------        --------------------------------------------------------        --------       ------

Versailles, Ohio      Meat              Two separate facilities (1) 71,400 and (1) 33,000 square         40,000        19,000
                      Processing        feet on 20 acres of land, (8) hamburger/specialty lines,
                      Plant             (2) grinding lines, (1) precooked line, (3) smoke houses,
                                        freezers, coolers, dry storage and office space.

All Whiteford's facilities were subject to a mortgage with two banks, prior to the Sale Transaction.

ITEM 3.    LEGAL PROCEEDINGS

      Ameriserve, Inc., a former customer and a major national distributor of food and related products, filed for protection under bankruptcy proceedings in January, 2000. As a debtor in bankruptcy, Ameriserve has claimed that all payments made to creditors during the ninety days prior to the bankruptcy are preference items which Ameriserve may recover from its creditors. As a result, Ameriserve instituted a lawsuit against the Partnership and other suppliers to recover its estimate of the preference amounts.

      The amount sought by Ameriserve in the lawsuit approximated $800,000. The Partnership filed a response to their action. In January 2002, the Partnership entered into a settlement agreement with Ameriserve which required a payment of $40,000 by the Partnership. A payment of $40,000 was made in January 2002 pursuant to the Settlement Agreement. The Partnership recorded a liability of $40,000 in connection with the Ameriserve action. The Partnership, prior to the Settlement Agreement, had agreed to escrow proceeds from the sale of its assets to defend or satisfy the Ameriserve potential claims until such claims were settled or otherwise compromised.

      In December 2001, following the Sale Transaction, Ameriserve notified the Partnership that Ameriserve discovered what it believes are overpayments to the Partnership for prior purchases in the approximate amount of $189,000. Ameriserve subsequently notified the Partnership that if payment of the alleged overpayment is not received, Ameriserve will file a lawsuit to collect the amount allegedly owing. The Partnership is investigating the alleged overpayments and the potential liability, if any, for such alleged overpayments. However, at this time since no litigation has been commenced, it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, related to the overpayment allegation.

      There are no other material pending or threatened legal proceedings involving the Partnership, known to either the Partnership or the General Partner.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Limited Partners of the Partnership during 2001.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for the Partnership's Limited Partnership Units.

      The following table sets forth the amounts and dates of distributions to holders of Limited Partnership Units in 1998 and 1999. No distributions were issued during 2000 or 2001.

                                                          Amount Per Limited
           Date                 Aggregate Amount            Partnership Unit
           ----                 ----------------          -------------------
      February 25, 1998           $65,344.50                   $0.05
      May 29, 1998                 65,344.50                    0.05
      August 25, 1998              65,344.50                    0.05
      November 27, 1998            65,344.50                    0.05
      March 2, 1999                65,344.50                    0.05
      May 31, 1999                 65,344.50                    0.05

      Prior to the Sale Transaction, certain of the Partnership's loans with its lender contain restrictive covenants. One of the covenants restricted the Partnership from declaring or paying any distributions to its partners without the prior consent of the bank. Such loans were paid in full in 2001 as the result of the Sale Transaction.

      The following table sets forth the approximate number of holders of record of the equity securities of the Partnership as of December 31, 2001:

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

                                                                         Year Ended December 31
                                          ----------------------------------------------------------------------------------

                                               2001              2000              1999              1998            1997
                                               ----              ----              ----              ----            ----
STATEMENT OF OPERATIONS DATA:
Revenues:
    Sale of meat products                 $ 31,936,702      $ 40,158,449      $ 51,549,748     $ 62,431,746     $ 62,224,110
    Interest and other                         214,760           158,450           166,680          338,696          256,416
                                          -------------     -------------     -------------    -------------    -------------
        Total revenues                      32,151,462        40,316,899        51,716,428       62,770,442       62,480,526
                                          -------------     -------------     -------------    -------------    -------------
Cost of sales                               30,874,256        37,024,111        48,705,602       57,551,373       57,846,006
                                          -------------     -------------     -------------    -------------    -------------

Gross profit
    Meat products                            1,062,446         3,134,338         2,844,146        4,880,373        4,378,104
    Other                                      214,760           158,450           166,680          338,696          256,416
                                          -------------     -------------     -------------    -------------    -------------
        Total gross profit                   1,277,206         3,292,788         3,010,826        5,219,069        4,634,520
                                          -------------     -------------     -------------    -------------    -------------

Selling and admin expenses                   1,436,690         1,688,685         2,266,593        2,575,320        2,447,303
Depreciation, amortization
    and interest                             1,474,437         2,007,919         1,915,768        1,907,188        1,932,836
Writeoff of goodwill                         2,350,550                 0                 0                0                0
Loss on sale of assets                       1,972,651                 0                 0                0                0
                                          -------------     -------------     -------------    -------------    -------------
                                             7,234,328         3,696,604         4,182,361        4,482,508        4,380,139
                                          -------------     --------------    -------------    -------------    -------------

    Net (Loss) Income                     $ (5,957,122)     $   (403,816)     $ (1,171,535)    $    736,561     $    254,381
                                          ============      =============     =============    =============    =============

(Loss) Income per unit of
    Limited Partners' Capital             $      (4.51)     $      (0.31)     $      (0.90)    $       0.56     $       0.19
                                          =============     =============     =============    =============    =============

Weighted average units
    outstanding                              1,306,890         1,306,890         1,306,890        1,306,890        1,306,890
                                          =============     =============     =============    =============    =============

BALANCE SHEET DATA (December 31):

Working capital (deficit)                 $  1,190,648      $   (246,226)     $ (1,372,016)    $    (55,756)    $   (397,866)
Total assets                              $  2,686,919      $ 16,755,410      $ 19,620,720     $ 20,986,810     $ 21,798,022
Long-term debt, less current
    maturities                                       0      $  4,050,711      $  3,527,128     $  4,001,939     $  4,732,167
Total partners' capital                   $  2,540,648      $  8,497,770      $  8,901,586     $ 10,205,117     $  9,732,547

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

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

     Revenues for the year ended December 31, 2001 were $32,151,152 versus $40,316,899 for the year ended December 31, 2000, a decrease of $8,165,437. During the 2001 period, 28,929,580 pounds of products were sold versus 40,350,723 pounds during the 2000 period, a decrease of 11,521,143 pounds. This decrease in pounds of meat products sold is primarily attributable to the decrease in sales orders from certain customers and the Sale Transaction which reduced the operation period in 2001.

     Cost of meat products sold for the year ended December 31, 2001 were $30,874,256 versus $37,024,111 for the year ended December 31, 2000, a decrease of $6,149,855.

     Gross margins on meat sales were 3.3% for the year ended December 31, 2001 and 7.8% for the 2000 period. This decrease in gross margins is primarily attributable to: i) increase in raw material costs and ii) the semi-variable nature of certain costs of meat products sold such as labor, packaging and utilities.

     Selling and administrative expenses decreased to $1,436,690 during the year ended December 31, 2001 verses $1,688,685 for the same period in 2001. The decrease is primarily attributable to reduction in volume.

     Depreciation and amortization expense for the year ended December 31, 2001 was $1,034,873 versus $1,302,441 for the same period in 2000.

     Interest expense for the year ended December 31, 2001 was $439,564 versus interest expense of $705,478 for the same period in 2000. The decrease of $265,914 primarily relates to the decrease in the average debt outstanding during 2001 as the result of the Sale Transaction.

     The Partnership reported a net loss of $5,957,122 for the year ended December 31, 2001 versus a net loss of $403,816 for 2000 period, reflecting the aforementioned change in operations, a loss on sale of assets and writeoff of goodwill.

     The loss on the sale of assets was taken in the third quarter to reflect the expected transaction to occur with Rochester Meat Company, in the amount of 1,972,651. The assets were written down to their net realizable value in accordance with Financial Accounting Standards Board Statement No. 121. The decline in value was attributed to the declining economic conditions and the events of September 11, 2001.

     Goodwill was removed in the third quarter in the amount of 2,354,550 to reflect the proposed sales transaction to Rochester Meat Company. The goodwill was written down to $0 in accordance with Financial Accounting Standards Board Statement No. 121. The write down was attributed to the declining economic conditions and the events of September 11, 2001.

Liquidity and Capital Resources

     At December 31, 2001, the Partnership had a working capital position of $1,190,648, versus a negative working capital of $246,226 at December 31, 2000.

     Cash provided by operating activities was $1,383,582 for the year ended December 31, 2001 reflecting a net loss of $5,957,122, depreciation and amortization of $1,034,873, a loss on sale of assets of $1,972,651, and the write off of goodwill of $2,350,550, and a net decrease in other assets of $1,982,631. Cash provided by operating activities for the year ended December 31, 2000 was $1,570,271, with a net loss of $403,816, depreciation and amortization of $1,302,441,and a decrease in other net operating assets of $671,646.

     Cash provided by (used in) investing activities was $6,086,633 for 2001 versus ($296,418) for 2000. Cash used from financing activities for 2001 was $6,473,651 verses cash used from financing activities for 2000 was $1,225,758.

     The Limited Partnership Agreement provides for the General Partner to receive an annual administrative fee. The fee is equal to 2% (adjusted for changes in the Consumer Price Index after 1989) of net business investment (defined as $8.50 multiplied by Partnership units outstanding). However, such amounts payable to the General Partner are limited to 10% of aggregate distributions to all Partners from "Cash Available for Distributions." As defined in the Limited Partnership Agreement, that portion of the management fee in excess of such 10% limitation is suspended, and future payment is contingent. The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $0 in 2001, $0 in 2000, $13,069 in 1999, $26,138 in 1998,
$13,069 in 1997, $-0- in 1996, $10,455 in 1995, $13,069 in 1994, $2,614 in 1993,
and $-0- in 1992. Suspended fees during 2001, 2000, 1999, 1998, 1997, 1996,
1995, 1994, 1993 and 1992 respectively, are $300,000, $300,000, $287,000,
$274,000, $287,000, $300,000, $290,000, $222,000, $229,000, and $228,000,
respectively. The General Partner has agreed to subordinate payment of such fees to the distribution of $2.00 per unit to Limited Partners and the payment of deferred payments to Greenaway Consultants, Inc.

     During the second quarter of 2002, the Partnership expects to make a distribution of excess working capital. The amount of such distribution will depend upon the availability of cash at that time. The General Partner estimates a per unit distribution of approximately $.75.

ITEM 7A.       QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the normal operation, the Company has market risk exposure to interest rates on its cash investments and subordinated note. At December 31, 2001, the Company had $2,675,875 in interest bearing investments that are subject to market risk exposure to change in interest rates.

     The Company holds a Subordinated Note with interest fixed at 9 1/2% for the life of the note which comes due June 30, 2007. The remaining amount is subject to normal economic risk associated with fluctuating money markets. A 1% increase or decrease in rates would have approximately $15,000 impact in net income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Management

      The Partnership has no officers or directors. The affairs of the Partnership are managed by the Gannon Group, Inc., the General Partner. The directors, executive officers and key employees of the General Partner as of December 31, 2001, are as follows:

     Kevin T. Gannon, age 45, sole director, President and sole stockholder of Gannon Group, Inc.

      Mr. Gannon is a private investor and a Managing Director of Robert A. Stanger & Co., Inc., a New Jersey based investment banking, investment research and consulting firm. Mr. Gannon is a Certified Public Accountant.

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

ITEM 11.       EXECUTIVE COMPENSATION

Current Year Remuneration

     The Partnership has no officers or directors. Accordingly, no direct remuneration was paid to officers and directors of the Partnership for the year ended December 31, 2001. Remuneration to the General Partner is pursuant to
Article VI of the LIMITED PARTNERSHIP AGREEMENT (filed as Exhibit A to the Prospectus included in the Partnership's Registration Statement on Form S-1 [File No. 2-98273]) and incorporated herein by reference.

      Pursuant to Section 6.4(c) of the Limited Partnership Agreement, the General Partner is entitled to receive a management fee of approximately $300,000 for the calendar year 2001. However, Section 6.4(c)(v) limits all amounts payable to the General Partner pursuant to Section 6.4(c) to an amount which does not exceed 10% of aggregate distributions to Partners from "Cash Available for Distributions". Under the Limited Partnership Agreement, Cash Available for Distributions is comprised of cash funds from operations (after all expenses, debt repayments, capital improvements and replacements, but before depreciation) less amounts set aside for restoration or reserves. That portion of the management fee in excess of such 10% limitation is suspended, and future payment is delayed until such payment may be made without exceeding such limit. On dissolution of the Partnership, Section 15.3(a)(ii) of the Limited Partnership Agreement generally provides for the payment of creditors, and then pro rata payment to record holders for loans or other amounts owed to them by the Partnership, including without limitation any amounts owed to the General Partner pursuant to Section 6.4. Any amounts payable to the General Partner under Section 15.3(a)(ii) will be dependent upon the funds available for distribution on the dissolution of the Partnership.

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

     During calendar year 2001 and 2000, the Partnership made no distributions to the Limited Partners. During calendar year 1999, the Partnership made aggregate distributions of $130,869. As a result in 2001, the Partnership suspended payment to the General Partner of $300,000 of such management fee. The cumulative amount of annual management fees that have been suspended is $2,717,000.

Other Compensation Arrangements

     There is no plan provided for or contributed to by the Partnership or the General Partner which provides annuity, pension or retirement benefits for the General Partner or the officers and directors of the General Partner. There is no existing plan provided for or contributed to by the General Partner which provides annuity, pension or benefits for its officers or directors. There are no arrangements for remuneration covering services as a director between the Partnership and any director of the General Partner. No options to purchase any securities of the General Partner were granted or exercised during its fiscal year ended December 31, 2001. No options were held to purchase securities of the Partnership as of December 31, 2001, and as of the date hereof.

     After the Partnership acquired the assets of Whiteford's, Inc., Whiteford's entered into a Services Agreement with Greenaway Consultant, Inc. ("GCI") under which GCI managed Whiteford's. GCI is owned by one of Whiteford's, Inc.'s former principal shareholders. This agreement was extended to December 31, 2002, and modified pursuant to the Sale Transaction.

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

     A form 8-K was filed during the period ended December 31, 2001, reflecting the Sale Transaction.

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



                                                     Whiteford Partners L.P.
                                                     -----------------------
                                                              (Registrant)
                                                      By Gannon Group, Inc.
                                                      Its General Partner


Date:  March 28, 2002                                 /s/ Kevin T. Gannon
----------------------                                -------------------
                                                      Chief Executive Officer
                                                      And President


      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signatures                                       Title                                                  Date
----------                                       -----                                                  ----

/s/ Kevin T. Gannon          Chief Executive officer, President, Chairman of the Board               March 28, 2002
-------------------          and Sole Director (Principal Executive Officer), Chief                  --------------
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

                          YEAR ENDED DECEMBER 31, 2000

                            WHITEFORD PARTNERS, L.P.

FORM 10-K -- Item 8, Item 14 (a) (1) and (2), (c) and (d)

           The following financial statements and financial statement schedules of the Partnership are included as part of this report at Item 8:

(a) 1.     Financial Statements


           Consolidated Balance Sheets - December 31, 2001, and 2000.

           Consolidated Statements of Operations - for the years ended December 31, 2001, 2000, and 1999.

           Consolidated Statements of Changes in Partners' Capital - for the years ended December 31, 2001, 2000, and 1999.

           Consolidated Statements of Cash Flows - for the years ended December 31, 2001, 2000, and 1999.

           Notes to Consolidated Financial Statements

           Report of Independent Auditors


(a) 2. See Index to Exhibits immediately following the financial statement schedules.

                            Whiteford Partners, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                                Year Ended December 31
                                                             ----------------------------

                                                                  2001            2000
                                                             ------------    ------------
 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $  1,325,875    $    329,311
   Accounts Receivable - trade                                          0       1,061,960
   Inventories                                                          0       2,501,717
   Prepaid expenses                                                     0          67,715
   Interest Receivable                                             11,044               0
                                                             ------------    ------------

             TOTAL CURRENT ASSETS                               1,336,919       3,960,703

SUBORDINATED NOTE RECEIVABLE PROPERTY AND EQUIPMENT:            1,350,000               0
   Land and improvements                                                0          86,700
   Buildings                                                            0       7,311,245
   Machinery and equipment                                              0      11,487,590
   Accumulated depreciation                                             0      (8,540,998)
                                                             ------------    ------------

             TOTAL PROPERTY AND EQUIPMENT                               0      10,344,537

OTHER ASSETS - NET OF AMORTIZATION                                      0       2,450,170
                                                             ------------    ------------

             TOTAL ASSETS                                    $  2,686,919    $ 16,755,410
                                                             ============    ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable - trade                                  $          0    $  1,453,765
   Notes payable and current maturities on long term debt               0       2,422,940
   Accrued expenses and other liabilities                         146,271         330,224
                                                             ------------    ------------

             TOTAL CURRENT LIABILITIES                            146,271       4,206,929

LONG-TERM DEBT - NET OF CURRENT MATURITIES                              0       4,050,711

PARTNERS' CAPITAL:
   General Partner:
      Capital contributions                                       132,931         132,931
      Capital transfers to Limited Partners                      (117,800)       (117,800)
      Interest in net (loss)                                      (49,274)         10,297
      Distributions                                               (38,171)        (38,171)
                                                             ------------    ------------
                                                                  (72,314)        (12,743)
                                                             ------------    ------------
Class A Limited Partners:
   Capital contributions, net of organization and
       offering costs of $2,010,082                            11,172,274      11,172,274
   Capital transfers from the General Partner                     116,554         116,554
   Interest in net (loss)                                      (4,889,268)      1,008,283
   Distributions                                               (3,786,598)     (3,786,598)
                                                             ------------    ------------
                                                                2,612,962       8,510,513
                                                             ------------    ------------
              TOTAL PARTNERS' CAPITAL                           2,540,648       8,497,770
                                                             ------------    ------------

                   TOTAL LIABILITIES AND PARTNERS' CAPITAL   $  2,686,919    $ 16,755,410
                                                             ============    ============

                 See notes to consolidated financial statements.

                            Whiteford Partners, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended December 31
                                                 --------------------------------------------

                                                      2001            2000           1999
                                                 ------------    ------------    ------------

REVENUE
     Sales of meat products                      $ 31,936,702    $ 40,158,449    $ 51,549,748
     Interest and other                               214,760         158,450         166,680
                                                 ------------    ------------    ------------
                                                   32,151,462      40,316,899      51,716,428

COST AND EXPENSES
     Cost of meat products sold                    30,874,256      37,024,111      48,705,602
     Selling and administrative                     1,436,690       1,688,685       2,253,524
     Administrative fee - General Partner                   0            --            13,069
     Depreciation and amortization                  1,034,873       1,302,441       1,263,659
     Interest                                         439,564         705,478         652,109
     Write off of Goodwill                          2,350,550               0               0
     Loss on Sale of Assets                         1,972,651               0               0
                                                 ------------    ------------    ------------
                                                   37,893,824      40,720,715      52,887,963
                                                 ------------    ------------    ------------

              NET LOSS                           ($ 5,957,122)   $   (403,816)   $ (1,171,535)
                                                 ============    ============    ============

Summary of net (loss) allocated to:
     General Partner                             ($    59,571)   $     (4,038)   $    (11,715)
     Class A Limited Partners                    ($ 5,897,551)       (399,778)     (1,159,820)
                                                 ------------    ------------    ------------
                                                 $  5,957,122)   $   (403,816)   $ (1,171,535)
                                                 ============    ============    ============

Net (loss) per unit of Limited Partner Capital   $      (4.51)   $      (0.31)   $      (0.90)
                                                 ============    ============    ============
Weighted average units issued and outstanding       1,306,890       1,306,890       1,306,890
                                                 ============    ============    ============

                See notes to consolidated financial statements.

                            Whiteford Partners, L.P.
            Consolidated Statements of Changes in Partners' Capital

                                            General Partner                                     Class A Limited Partners
                          ----------------------------------------------------  ----------------------------------------------------

                                                                                                Capital
                                                                                               Transfers
                                            Capital    Interest in                               from     Interest in
                             Capital      Transfers to     Net                     Capital      General       Net
                          Contributions Limited Partners (Loss)  Distributions  Contributions   Partner     (Loss)     Distributions
                          ------------- ---------------- ------  -------------  -------------   -------   -----------  -------------

Balance, December 31, 1998  $ 132,931     $ (117,800)  $ 26,050   $ (36,864)    $ 11,172,274   $ 116,554  $ 2,567,881  $ (3,655,909)

Net Loss                                                (11,715)                                           (1,159,820)
Distributions                                                        (1,307)                                               (130,689)
                            --------------------------------------------------------------------------------------------------------
Balance, December 31, 1999  $ 132,931     $ (117,800)  $ 14,335   $ (38,171)    $ 11,172,274   $ 116,554  $ 1,408,061  $ (3,786,598)

Net Loss                                                 (4,038)                                             (399,778)
                            --------------------------------------------------------------------------------------------------------
Balance, December 31, 2000  $ 132,931     $ (117,800)  $ 10,297   $ (38,171)    $ 11,172,274   $ 116,554  $ 1,008,283  $ (3,786,598)
Net Loss                                                (59,571)                                           (5,897,551)
                            --------------------------------------------------------------------------------------------------------
Balance, December 31, 2001    132,931       (117,800)   (49,274)    (38,171)      11,172,274     116,554   (4,889,268)   (3,786,598)
                            ========================================================================================================

                 See notes to consolidated financial statements

                            Whiteford Partners, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended December 31,
                                                       --------------------------------------------
                                                           2001            2000            1999
                                                       ------------   -------------   -------------
OPERATING ACTIVITIES:
   Net (loss)                                         $ (5,957,122)   $   (403,816)   $ (1,171,535)
   Adjustments to reconcile net (loss) to net cash
       provided by operating activities:
       Depreciation and amortization                     1,034,873       1,302,441       1,263,659
       Loss (Gain) on sale of assets                     1,972,651               0          (4,000)
       Write-off of goodwill                             2,350,550               0               0
       Changes in operating assets and liabilities:
         Accounts receivable - trade                     1,061,960       1,006,468       1,264,543
         Inventories                                     2,501,717         876,970        (813,132)
         Prepaid expenses                                   67,715          23,944         317,670
         Interest receivable                               (11,044)              0               0
         Accounts payable - trade                       (1,453,765)       (834,222)       (166,367)
         Accrued expenses and other liabilities           (183,953)       (401,514)       (158,695)
                                                      ---------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                1,383,582       1,570,271         532,143

INVESTING ACTIVITIES:
   Purchase of property and equipment                     (301,572)       (296,418)       (801,577)
   Proceeds from disposal of property and equipment      6,388,205               0           4,000
                                                       --------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING                 6,086,633        (296,418)       (797,577)
ACTIVITIES

FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                 0       2,160,846      18,610,233
  Payments on notes payable and long-term debt          (6,473,651)     (3,386,604)    (18,347,730)
  Distributions to Limited and General Partners                  0               0        (131,996)
                                                       --------------------------------------------
NET CASH PROVIDED BY (USED IN)                          (6,473,651)     (1,225,758)        130,507
  FINANCING ACTIVITIES
                                                       --------------------------------------------
 INCREASE (DECREASE)  IN CASH AND CASH
    EQUIVALENTS                                            996,564          48,095        (134,927)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                      329,311         281,216         416,143
                                                      ---------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  1,325,875    $    329,311    $    281,216
                                                      =============================================

                 See notes to consolidated financial statements.

WHITEFORD PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
--------------------------------------------------------------------------------
NOTE A - ORGANIZATION, BUSINESS AND ACQUISITIONS

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

   On March 26, 1990, the Partnership, through Whiteford Foods Venture, (Whiteford's) L.P. (formerly Granada/Whiteford Foods Venture, L.P.), a joint venture with an affiliate of the then General Partner, acquired the business assets of Whiteford's Inc., a meat processing and distribution company. The Partnership and Whiteford's have operated in the food business segment only. The cash purchase price of the assets was $8,275,000 with liabilities of $3,776,806 assumed. The excess of the purchase price over the estimated fair value of the net tangible assets acquired of approximately $3,825,000 was recorded as goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the financial statements include the operations of Whiteford's from the date of acquisition.

     At December 31, 2001, and at December 31, 2000, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

   On November 11, 2001, the Partnership sold (the "Sale Transaction") substantially all its assets to an affiliate of Rochester Meat Company ("Rochester Meat"), an unaffiliated company, pursuant to an Asset Purchase Agreement (the "Agreement"). The purchase price was $7,950,000, including the assumption or payment of certain liabilities. The purchase price was paid $1,500,000 in cash and the issuance of a subordinated note (the Subordinated
Note) due June 30, 2007 in the principal amount of $1,350,000 (As Adjusted), with the balance of the purchase price paid by the assumption of certain liabilities net of other assets. The Subordinated Note bears interest at 9.5% and is prepayable under certain conditions. Additionally, the principal balance of the Subordinated Note may be adjusted downward under certain circumstances.

   In connection with the transaction with Rochester Meat, the Partnership was obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to a consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. agreed to: (i) defer $50,000 of such payment until January 2002, (ii) subordinate $300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and (iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is wholly owned by Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership. This payment to Greenaway Consultants has not been accrued as a result of its subordination to the partnership.

   Upon completion of the transaction, the Partnership's assets included the net cash proceeds and the Subordinated Note, subject to the then remaining obligations to Greenaway Consultants, Inc., and the General Partner, other closing costs and potential liabilities, if any, associated with pending litigation with Ameriserve, Inc., a former customer and a major national distributor of food and related products, which filed for protection under bankruptcy proceedings in January, 2000. As a debtor in bankruptcy, Ameriserve has claimed that all payments made to creditors during the ninety days prior to the bankruptcy are preference items which Ameriserve may recover from its creditors. As a result, Ameriserve instituted a lawsuit against the Partnership and other suppliers to recover its estimate of the preference amounts. The amount sought by Ameriserve in the lawsuit approximated $800,000. The Partnership filed a response to their motion and entered into a settlement agreement with Ameriserve in January 2002. Such settlement agreement provided for a payment by the Partnership of $40,000, which was paid in January 2002 to settle such claim.

   The Partnership is considering the contribution of the net assets of the Partnership to a liquidation trust, which will then collect the Subordinated Note and pay excess amounts to the partners and Greenaway Consultants, Inc., and the General Partner as available.

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

     Inventories. Inventories of meat, meat products and packaging supplies are stated at the lower of first-in, first-out (FIFO) cost or market. The major components of inventories are as follows at December 31:

                                                2001            2000
                                               ------        -----------

          Finished products                      0           $ 1,002,319
          Raw materials                          0               490,015
          Packaging supplies and other           0             1,009,383
                                                ----         -----------
                                                $0           $ 2,501,717
                                                ====         ===========

   Property and Equipment. Property and equipment is stated at cost. Depreciation, computed using the straight-line method on the basis of the estimated useful lives of the depreciable assets, was $896,438, $1,174,947, and $1,136,166 in years 2001, 2000 and 1999, respectively. The costs of ordinary repairs and maintenance are charged to expense, while betterment and major replacements were capitalized.

     The carrying value of property and equipment and other long-lived assets is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates the carrying value of the assets may not be recoverable, based on estimates of their undiscounted cash flows, the carrying value will be reduced to the asset's fair market value.

     Other Assets. Goodwill associated with the acquisition of Whiteford's Inc. was amortized on a straight-line basis over a thirty-year period. Until September, 2001, at which time Goodwill was written off. Accumulated amortization at December 31, 2000 was $1,336,070.

     The loss on the sale of assets was taken in the third quarter to reflect the expected transaction to occur with Rochester Meat Company, in the amount of 1,972,651.

     Goodwill was removed in the third quarter in the amount of 2,354,550 to reflect the proposed sales transaction to Rochester Meat Company.

     Revenue Recognition. Revenue is generally recognized when title passes which is generally at the time of shipment.

     Distributions. The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determination. Distributions of $0, $0 and $130,689 to Limited Partners were recorded in 2001, 2000, and 1999, respectively.

     Income Taxes. The Partnership files an information tax return. The items of income and expense are allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership.

     Cash, Cash Equivalents and Cash Flows. Cash and cash equivalent amounts approximate fair value. For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Total interest paid was 439,564, $703,976 and $647,953 for 2001, 2000 and 1999, respectively.

     Net (Loss) Income Per Unit of Limited Partners Capital. The net (loss) income per unit of limited partners capital is calculated by dividing the net
(loss) income allocated to limited partners by the weighted average units outstanding.

     Concentrations. Financial instruments which potentially expose the Partnership of credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial with Concentrations of Credit Risk, consist primarily of a subordinated note receivable from the buyer of the Partnership's assets. The Partnership's subordinated note receivable is concentrated in the food processing business.

     To date, the Partnership has relied on a limited number of customers for a substantial portion of its total sales. The buyer of the partnership's assets is expected to derive a significant portion of its future revenues will continue to be generated by a limited number of customers. The failure to obtain new customers or the reduction in sales from existing customers could materially adversely affect the buyer's operating results (see Note G) and consequently their ability to make payments under the subordinated note agreement.

     Use of Estimates. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those results.

     Fair Value. Because of the timing of the issuance near year end of the note receivable, it approximates its fair value.

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

     The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $0 in 2001, $0 in 2000 and $13,069 in 1999. Suspended fees as of December 31, 2001, for which no accrual had been recorded, total $2,717,000 ($2,417,000 as of December 31, 2001). This only becomes an obligation of the Partnership upon a change of control or sale of substantially all of the assets of the Partnership. The Partnership also has a service agreement with Greenaway Consultant, Inc. (GCI), which provides for the former principal owner of Whiteford's to provide consulting services to the Partnership. The agreement has been extended for five years expiring December 31, 2002, and provides minimum consulting fees of approximately $250,000 per annum. During 2000, 1999 and 1998 the minimum was paid. GCI was due a payment of $500,000 upon a sale of substantially all of the assets of the Partnership. However, GCI and the partnership modified such agreement at the time of the Sale Transaction to provide for a payment of $50,000 in January 2002 and the payment of up to $300,000, subordinated to total distributions of $2 per unit to limited partner investors. The remaining balance due under such agreement ($150,000) was forgiven. This payment to Greenaway Consultants has not been accrued as a result of its subordination to the partnership. The general partner has agreed to subordinate the receipt of amounts due to it to a distribution of $2.00 per unit of limited partnership interest and the payment of deferred amounts due to Greenaway Consultants Inc.

NOTE D - LONG TERM DEBT

The following schedule summarizes long-term debt at December 31:

                                                                                  2001                2000
                                                                                --------           ---------
Notespayable to bank with monthly payments of $11,000. Interest at
     Prime plus 1%, interest at 10.50% on December 31,2000

     Maturity date is March 31, 2002 (1)                                               0           3,133,807

Notes payable to bank with monthly payments of $27,362.  Interest at
     Euro-Rate plus 3%, interest at 9.78% March 31,2002 (1)                            0
                                                                                                     465,156

Note Payable to bank with monthly payments of $12,000.  Interest at
     Prime plus 2%, interest 11.50 March 31, 2002 (1)                                  0             976,000

Revolving credit agreement with a bank, due January 31, 2001, interest at
     Prime plus 2%, interest at 11.50% May 31, 2001 (1)                                0           1,806,071

Other                                                                                  0              92,617
                                                                                --------          ----------
                                                                                       0          $6,473,651
Less portion classified as current                                                     0           2,422,940
                                                                                --------          ----------

                                                                                       0          $4,050,711
                                                                                --------          ==========

(1) See Footnote G.

     The carrying value of the long-term debt approximates fair value. This is based on terms and maturities currently available to the Partnership for similar debt instruments. The notes payable and the revolving credit agreement with the bank contain restrictive covenants. The covenants restricted the Partnership from declaring or paying any distributions to its partners without the prior written consent of the bank; limited the level of capital expenditures the Partnership may make in any fiscal year; and, required the Partnership to maintain certain financial ratios. In addition, the Partnership was required to maintain a monthly average of $100,000 on deposit with the bank as a compensating balance. Such debt balances were paid by the Partnership from the proceeds received from the Sales Transaction at the time of the Sale Transaction, and no restriction on distributions or compensating balances apply to the Partnership at December 31, 2001.

     Prior to the Sale Transaction, the revolving credit agreement permitted borrowings based on a percentage of eligible accounts receivable and inventories. Prior to the Sale Transaction, long-term debt and borrowing under the revolving credit agreement were collateralized by substantially all of the Partnership's property and equipment, inventory and accounts receivable.

     Subsequent to the Sale Transaction, there are no maturities on the long-term debt for the Partnership.

     During 2001, 2000, and 1999, the weighted average interest rate on short-term borrowing was 8.8%, 10.5%, and 8.9% respectively, while the weighted-average month-end amount outstanding was $2,251,250, $3,238,705, and $3,993,868 respectively. The largest outstanding month-end balance was $2,499,000 during 2001, $3,919,582 during 2000, and $4,182,868 during 1999.

     Interest paid in 2001, 2000, and 1999 was $439,564, $705,477, and $652,108,
respectively.

NOTE E - LEASES

     Lease Commitments. Prior to the Sale Transaction, the Partnership's leased buildings and equipment, are under various noncancelable operating lease agreements. Lease rental expense for 2001, 2000, and 1999 was $479,908, $598,567, and $663,423, respectively. There are no future minimum lease payments.


NOTE F - EMPLOYEE BENEFIT PLAN

     The Partnership had a 401(k) Plan which covers substantially all employees who have completed one year of service. The Partnership matches a percentage up to 25% of the participant's contributions up to 6% of employee eligible compensation. Contributions to the Plan were $14,130 in 2001, $34,996 in 2000, and $32,887 in 1999.

NOTE G - MAJOR CUSTOMERS

     Prior to the Sale Transaction, Whiteford's facility, located in Versailles, Ohio, operated as a further processor and distributor of beef products to fast food restaurants and regional chains and food distribution in the Midwest of the United States. Whiteford's principal products were fresh frozen hamburger patties; precooked and uncooked ground beef taco meat and roast beef, marinated beef entrees; and other items processed to the customers' specifications.

   Sales of meat products to major customers are summarized as follows for the fiscal years ended December 31, 2001, 2000, and 1999.

    CUSTOMER                 2001                 2000                  1999
    --------                 ----                 ----                  ----

    A                   $12,066,165           $15,424,050           $13,762,901
    B                     3,608,757             9,177,693            13,044,177
    C                     2,878,506             5,223,073             5,749,151
    D                     1,915,872             2,951,304             4,630,998
    E                     1,216,533             1,579,652             4,486,046
    F                     1,180,525             1,562,433             2,364,608
                        -----------           -----------           -----------
                        $22,866,358           $35,918,205           $44,037,881
                        ===========           ===========           ===========

   The total amounts receivable from these customers on December 31, 2001, 2000, and 1999 and were $0, $786,388 and $1,657,929, respectively.

NOTE H - SUBSEQUENT EVENT

      Ameriserve, Inc., a former customer and a major national distributor of food and related products, filed for protection under bankruptcy proceedings in January, 2000. As a debtor in bankruptcy, Ameriserve has claimed that all payments made to creditors during the ninety days prior to the bankruptcy are preference items which Ameriserve may recover form its creditors. As a result, Ameriserve instituted a lawsuit against the Partnership and other suppliers to recover its estimate of the preference amounts.

      The amount sought by Ameriserve in the lawsuit approximated $800,000. The Partnership filed a response to their action. In January 2002, the Partnership entered into a settlement agreement with Ameriserve which required a payment of $40,000 by the Partnership. This amount was accrued for at December 31, 2001, in the accrued expenses and other liabilities line in the Consolidated Balance Sheet. A payment of $40,000 was made in January 2002 pursuant to the Settlement Agreement. The Partnership recorded a reserve of $40,000 in connection with the Ameriserve action. The Partnership, prior to the Settlement Agreement, had agreed to escrow proceeds from the sale of its assets to defend or satisfy the Ameriserve potential claims until such claims were settled or otherwise compromised.

      In December 2001, following the Sale Transaction, Ameriserve notified the Partnership that Ameriserve discovered what it believes are overpayments to the Partnership for prior purchases in the approximate amount of $189,000. Ameriserve subsequently notified the Partnership that if payment of the alleged overpayment is not received, Ameriserve will file a lawsuit to collect the amount allegedly owing. The Partnership is investigating the alleged overpayments and the potential liability, if any, for such alleged overpayments. However, at this time since no litigation has been commenced, it is not possible to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, related to the overpayment allegation.

NOTE I - QUARTERLY DATA (UNAUDITED)

                                  2000 Quarters
                                  -------------

                                 1st            2nd           3rd             4th            Total
                                 ---            ---           ---             ---            -----

Sales                     $ 10,591,459    $ 13,683,697   $  9,204,279    $  6,679,014    $ 40,158,449
Gross profit                   605,696         946,182        911,833         670,627       3,134,338
Net (loss) income             (294,420)         46,209         30,712        (186,317)       (403,816)
(Loss) income per
   unit of Limited
   Partners' Capital            $(0.23)         $ 0.04         $ 0.02         $ (0.14)        $ (0.31)
Weighted  average units
   outstanding               1,306,890       1,306,890      1,306,890       1,306,890       1,306,890

                                  2001 Quarters
                                  -------------

Sales                        6,876,279       8,771,881     12,340,036       3,948,506      31,936,702
Gross profit                   342,007         712,525        657,927         650,013       1,062,446
Net (loss) income            (479,297)       (133,145)     (5,334,275        (10,405)      (5,957,122)
(Loss) income per
   unit of Limited
   Partners' Capital           $(0.37)         $(0.11)        $(4.03)          ----            $(4.51)
Weighted  average units
   outstanding               1,306,890       1,306,890      1,306,890       1,306,890       1,306,890

                         Report of Independent Auditors

Limited and General Partners
Whiteford Partners, L.P.

We have audited the accompanying consolidated balance sheets of Whiteford Partners, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whiteford Partners, L.P. and subsidiary at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & YOUNG LLP
Dayton, Ohio
March 28, 2002

                           INDEX TO ATTACHED EXHIBITS

Exhibit
-------   ----------------------------------------------------------------------

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

10.43     Third Amendment to Construction and Term Note dated March 1, 2000.

10.44     Fifth Amendment to Revolving Note dated March 24, 2000.

10.45     Eleventh Amendment to Credit Agreement dated January 1, 2000.

10.46     Twelfth Amendment to Credit Agreement dated March 24, 2000.

10.47     Amended and Restated Credit Agreement dated September 5, 2000.

10.48     Amended and Restated Revolving Credit Note dated September 5, 2000.

10.49     Amended and Restated Term Note A dated September 5, 2000.

10.50     Amended and Restated Term Loan B dated September 5, 2000.

10.51     Term Note C. dated September 5, 2000.

10.52     Amended and Restated Security Agreement dated September 5, 2000.

10.53 Promissory Note from Whiteford Food Products, Inc. to Whiteford Foods Venture, L.P., dated November 16, 2001.

13.       1990 Annual Report to Limited Partners, incorporated by reference to
          Exhibit 13 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1990.