Form 10-K/A
period 2001-12-31
WHITEFORD PARTNERS L P
filed 2002-05-10
CIK 819215

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

      The following table sets forth the approximate number of holders of record of the equity securities of the Partnership as of December 31, 2001:

              Title of Class                    Number of Record Holders
              --------------                    ------------------------

          Limited Partnership Units                      1,409

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

                                                                Year Ended December 31
                                    ---------------------------------------------------------------------------

                                         2001            2000            1999            1998            1997
                                         ----            -----           -----           -----           ----

STATEMENT OF OPERATIONS DATA:
Revenues:
    Sale of meat products           $ 31,705,599      40,158,449    $ 51,549,748    $ 62,431,746    $ 62,224,110
    Interest and other                   231,103         158,450         166,680         338,696         256,416
                                    ------------    ------------    ------------    ------------    ------------
        Total revenues                31,936,702      40,316,899       1,716,428      62,770,442      62,480,526
                                    ------------    ------------    ------------    ------------    ------------
Cost of sales                         30,659,496      37,024,111      48,705,602      57,551,373      57,846,006
                                    ------------    ------------    ------------    ------------    ------------

Gross profit
    Meat products                      1,046,103       3,134,338       2,844,146       4,880,373       4,378,104
    Other                                231,103         158,450         166,680         338,696         256,416
                                    ------------    ------------    ------------    ------------    ------------
        Total gross profit             1,277,206       3,292,788       3,010,826       5,219,069       4,634,520
                                    ------------    ------------    ------------    ------------    ------------

Selling and admin expenses             1,436,690       1,688,685       2,266,593       2,575,320       2,447,303
Depreciation, amortization
    and interest                       1,474,437       2,007,919       1,915,768       1,907,188       1,932,836
Writeoff of goodwill                   2,350,550               0               0               0               0
Loss on sale of assets                 1,972,651               0               0               0               0
                                    ------------    ------------    ------------    ------------    ------------
                                       7,234,328       3,696,604       4,182,361       4,482,508       4,380,139
                                    ------------    ------------    ------------    ------------    ------------

    Net (Loss) Income               $ (5,957,122)   $   (403,816)   $ (1,171,535)   $    736,561    $    254,381
                                    ============    ============    ============    ============    ============


(Loss) Income per unit of
    Limited Partners' Capital       $      (4.51)   $      (0.31)   $      (0.90)   $       0.56    $       0.19
                                    ============    ============    ============    ============    ============

Weighted average units
    outstanding                        1,306,890       1,306,890       1,306,890       1,306,890       1,306,890
                                    ============    ============    ============    ============    ============

BALANCE SHEET DATA (December 31):

Working capital (deficit)           $  1,190,648    $   (246,226)   $ (1,372,016)   $    (55,756)   $   (397,866)
Total assets                        $  2,686,919    $ 16,755,410    $ 19,620,720    $ 20,986,810    $ 21,798,022
Long-term debt, less current
    maturities                                 0    $  4,050,711    $  3,527,128    $  4,001,939    $  4,732,167
Total partners' capital             $  2,540,648    $  8,497,770    $  8,901,586    $ 10,205,117    $  9,732,547

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

Results of Operations
Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

     Revenues for the year ended December 31, 2001 were $31,936,702 versus $40,316,899 for the year ended December 31, 2000, a decrease of $8,380,197. During the 2001 period, 28,929,580 pounds of products were sold versus 40,350,723 pounds during the 2000 period, a decrease of 11,421,143 pounds. This decrease in pounds of meat products sold is primarily attributable to the decrease in sales orders from certain customers and the Sale Transaction which reduced the operation period in 2001.

     Cost of meat products sold for the year ended December 31, 2001 were $30,659,496 versus $37,024,111 for the year ended December 31, 2000, a decrease of $6,364,615.

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



                                                     Whiteford Partners L.P.
                                                     -----------------------
                                                          (Registrant)
                                                      By Gannon Group, Inc.
                                                      Its General Partner


Date:  March 28, 2002                                 /s/ Kevin T. Gannon
----------------------                                -------------------
                                                      Chief Executive Officer
                                                      And President


      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    Signatures                       Title                            Date
    ----------                       -----                            ----

/s/ Kevin T. Gannon     Chief Executive officer, President,       March 28, 2002
-------------------     Chairman of the Board and Sole Director   --------------
Kevin T. Gannon         (Principal Executive Officer), Chief
                        Financial Officer, and Chief Accounting
                        Officer

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended December 31
                                                 --------------------------------------------

                                                     2001            2000            1999
                                                 ------------    ------------    ------------

REVENUE
     Sales of meat products                      $ 31,705,599    $ 40,158,449    $ 51,549,748
     Interest and other                               231,103         158,450         166,680
                                                 ------------    ------------    ------------
                                                   31,936,702      40,316,899      51,716,428

COST AND EXPENSES
     Cost of meat products sold                    30,659,496      37,024,111      48,705,602
     Selling and administrative                     1,436,690       1,688,685       2,253,524
     Administrative fee - General Partner                   0            --            13,069
     Depreciation and amortization                  1,034,873       1,302,441       1,263,659
     Interest                                         439,564         705,478         652,109
     Write off of Goodwill                          2,350,550               0               0
     Loss on Sale of Assets                         1,972,651               0               0
                                                 ------------    ------------    ------------
                                                   37,893,824      40,720,715      52,887,963
                                                 ------------    ------------    ------------

              NET LOSS                           $ (5,957,122)   $   (403,816)   $ (1,171,535)
                                                 ============    ============    ============

Summary of net (loss) allocated to:
     General Partner                             $    (59,571)   $     (4,038)   $    (11,715)
     Class A Limited Partners                      (5,897,551)       (399,778)     (1,159,820)
                                                 ------------    ------------    ------------
                                                 $ (5,957,122)   $   (403,816)   $ (1,171,535)
                                                 ============    ============    ============


Net (loss) per unit of Limited Partner Capital   $      (4.51)   $      (0.31)   $      (0.90)
                                                 ============    ============    ============
Weighted average units issued and outstanding       1,306,890       1,306,890       1,306,890
                                                 ============    ============    ============

                See notes to consolidated financial statements.

NOTE I - QUARTERLY DATA (UNAUDITED)

                                                        2000 Quarters
                                                        -------------

                                1st             2nd            3rd            4th           Total
                                ---             ---            ---            ---           -----
Sales                     $ 10,591,459    $ 13,683,697   $  9,204,279   $  6,679,014    $ 40,158,449
Gross profit                   605,696         946,182        911,833        670,627       3,134,338
Net (loss) income             (294,420)         46,209         30,712       (186,317)       (403,816)
(Loss) income per
   unit of Limited
   Partners' Capital      $      (0.23)   $       0.04   $       0.02   $      (0.14)   $      (0.31)
Weighted  average units
   outstanding               1,306,890       1,306,890      1,306,890      1,306,890       1,306,890

                                                      2001 Quarters
                                                      -------------

Sales                        6,876,279       8,771,881     12,340,036      3,717,403      31,705,599
Gross profit                   342,007         712,525        657,927       (666,356)      1,046,103
Net (loss) income             (479,297)       (133,145)    (5,334,275)       (10,405)     (5,957,122)
(Loss)  income per
   unit of Limited
   Partners' Capital      $      (0.37)   $      (0.11)  $      (4.03)          --      $      (4.51)
Weighted  average units
   outstanding               1,306,890       1,306,890      1,306,890      1,306,890       1,306,890

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

10.43 Third Amendment to Construction and Term Note dated March 1, 2000, incorporated by reference to Exhibit 10.43 to the Partnership's Annual Report on Form 10K for the year ended December 31, 2000.

10.44 Fifth Amendment to Revolving Note dated March 24, 2000, incorporated by reference to Exhibit 10.44 to the Partnership's Annual Report on Form 10K for the year ended December 31, 2000.

10.45   Eleventh   Amendment  to  Credit   Agreement   dated  January  1,  2000,
        incorporated by reference to Exhibit 10.45 to the Partnership's Annual Report on Form 10K for the year ended December 31, 2000.

10.46 Twelfth Amendment to Credit Agreement dated March 24, 2000, incorporated by reference to Exhibit 10.46 to the Partnership's Annual Report on Form 10K for the year ended December 31, 2000.

10.47   Amended  and  Restated   Credit   Agreement  dated  September  5,  2000,
        incorporated by reference to Exhibit 10.47 to the Partnership's Annual Report on Form 10K for the year ended December 31, 2000.

10.48 Amended and Restated Revolving Credit Note dated September 5, 2000, incorporated by reference to Exhibit 10.48 to the Partnership's Annual Report on Form 10K for the year ended December 31, 2000.

10.49 Amended and Restated Term Note A dated September 5, 2000, incorporated by reference to Exhibit 10.49 to the Partnership's Annual Report on Form 10K for the year ended December 31, 2000.

10.50 Amended and Restated Term Loan B dated September 5, 2000, incorporated by reference to Exhibit 10.50 to the Partnership's Annual Report on Form 10K for the year ended December 31, 2000.

10.51   Term Note C. dated  September  5, 2000,  incorporated  by  reference  to
        Exhibit 10.51 to the Partnership's Annual Report on Form 10K for the year ended December 31, 2000.

10.52 Amended and Restated Security Agreement dated September 5, 2000, incorporated by reference to Exhibit 10.52 to the Partnership's Annual Report on Form 10K for the year ended December 31, 2000.

10.53 Promissory Note from Whiteford Food Products, Inc. to Whiteford Foods Venture, L.P., dated November 16, 2001.

13.     1990 Annual  Report to Limited  Partners,  incorporated  by reference to
        Exhibit 13 to the Partnership's Annual Report on Form 10K for the year ended December 31, 1990.