Form 10-Q
period 2002-03-31
WHITEFORD PARTNERS L P
filed 2002-05-15
CIK 819215

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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
    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Units Outstanding at May 13, 2002
-------------------------------------          ---------------------------------

Limited Partnership Class A $10 Units                       1,306,890


                         This document contains 10 pages

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                   THREE MONTHS ENDED MARCH 31, 2002 and 2001
--------------------------------------------------------------------------------


                                                                     Page Number

Part I.  FINANCIAL INFORMATION

        Item 1.Financial Statements


           Condensed Consolidated Balance Sheets as of March 31, 2002
               (Unaudited) and December 31, 2001...............................3



           Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (Unaudited)................4



           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (Unaudited)................5


           Notes to Condensed Consolidated Financial Statements (Unaudited)....6


        Item 2.Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................8



PART II.  OTHER INFORMATION....................................................9

                                     2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.

                                                                           March 31,     December 31,
                                                                             2002           2001
                                                                        ------------    ------------
                                                                          (Unaudited)

Cash and Equivalents                                                    $  1,249,324    $  1,325,875
Interest Receivable                                                           10,688          11,044
                                                                        ------------    ------------

Total Current Assets                                                       1,260,012    $  1,336,919

Subordinated Note Receivable                                               1,350,000       1,350,000
                                                                        ------------    ------------

TOTAL ASSETS                                                            $  2,610,012    $  2,686,919
                                                                        ============    ============

Accrued Expenses And Other Liabilities:                                 $     69,271    $    146,271

Partners Capital
    General Partner:
        Capital Contributions                                                132,931         132,931
        Capital Transfers to Limited Partners                               (117,800)       (117,800)
        Interest in Partnership Net Loss                                     (49,273)        (49,274)
                                                                                              10,297
        Distributions                                                        (38,171)        (38,171)
                                                                        ------------    ------------
                                                                             (72,313)        (72,314)
                                                                        ------------    ------------
Class A Limited Partner:
        Capital Contributions (net of organization and offering costs
           of $2,010,082)                                                 11,172,274      11,172,274
        Capital Transfers from General Partner                               116,554         116,554
        Interest in Net Loss                                              (4,889,176)     (4,889,268)
        Distributions                                                     (3,786,598)     (3,786,598)
                                                                        ------------    ------------
                                                                           2,613,054       2,612,962
TOTAL PARTNERS' CAPITAL                                                    2,540,741       2,540,648
                                                                        ------------    ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $  2,610,012    $  2,686,919
                                                                        ============    ============

NOTE: The condensed balance sheet at December 31, 2001 has been taken from the audited financial statements at such date.

                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                    2002           2001
                                                    -----          -----

Revenue
    Sales of meat products                              --      $ 6,876,279
    Interest and other income                    $    35,959         28,549
                                                 -----------    -----------
                                                      35,959      6,904,828

Costs and Expenses
    Cost of meat products sold                          --        6,534,272
    Selling and administrative expenses               35,866        356,205

    Depreciation and amortization                       --          337,415

    Interest                                            --          156,233
                                                 -----------    -----------

        NET INCOME/(LOSS)                        $        93    $  (479,297)
                                                 ===========    ===========


Summary of net loss allocated to
    General Partner                              $         1    $    (4,793)
    Limited Partners                                      92       (474,504)
                                                 -----------    -----------
                                                 $        93    $  (479,297)
                                                 ===========    ===========

Net income (loss) per $10 unit of L.P. Capital   $     .0001    $     (0.37)

Average units issued and outstanding             $ 1,306,890      1,306,890
                                                 ===========    ===========

                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                       Three Months Ended
                                                                           March 31,
                                                                       -------------------
                                                                      2002               2001
                                                                      ----               ----

NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES                 $    (76,551)      $  (152,851)
                                                                  ------------       -----------

INVESTING ACTIVITIES:
    Purchase of property and equipment                                    --           (118,140)
                                                                  ------------       -----------

NET CASH USED IN INVESTING ACTIVITIES                                     --           (118,140)
                                                                  ------------       -----------

FINANCING ACTIVITIES:
    Proceeds from notes payable                                           --            175,000
    Payments on notes payable                                             --           (154,217)
    Distributions to Limited and General Partners                         --                0
                                                                  ------------       -----------


NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES                          --             20,783
                                                                  ------------       -----------

DECREASE IN CASH AND CASH EQUIVALENTS                                 (76,551)         (250,208)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    1,325,875           329,311
                                                                  ------------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  1,249,324       $    79,103
                                                                  ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest (excluding amount capitalized)                  $          0       $   162,748
                                                                  ===========        ===========

                                     5 of 10

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                                 March 31, 2002
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

      Subject to the availability of capital resources and/or financing, the Partnership Agreement permits the acquisition of additional Food Businesses that produce, process or distribute specialty food products including businesses that possess technology or special processes which could increase the productivity or processing capability of the Partnership's Food Business or which enhance the marketability or resale value of the Partnership's Food Business products. At the present time, no acquisitions are contemplated.

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

                                     6 of 10

In connection with the transaction with Rochester Meat, the Partnership was obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to a consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. agreed to: (i) a $50,000 payment made in January 2002, (ii) subordinate $300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and (iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is wholly owned by Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership. The $300,000 obligation to Greenaway Consultants has not been accrued as a result of its subordination to the partnership.

   Upon completion of the transaction, the Partnership's assets included the net cash proceeds and the Subordinated Note, subject to the then remaining obligations to Greenaway Consultants, Inc. and the General Partner, other closing costs and potential liabilities, if any, associated with pending litigation with Ameriserve, Inc., a former customer and a major national distributor of food and related products, which filed for protection under bankruptcy proceedings in January, 2000. As a debtor in bankruptcy, Ameriserve claimed that all payments made to creditors during the ninety days prior to the bankruptcy are preference items, which Ameriserve may recover from its creditors. As a result, Ameriserve instituted a lawsuit against the Partnership and other suppliers to recover its estimate of the preference amounts. The amount sought by Ameriserve in the lawsuit approximated $800,000. The Partnership filed a response to their motion and entered into a settlement agreement with Ameriserve in January 2002. Such settlement agreement provided for a payment by the Partnership of $40,000, which was paid in January 2002 to settle such claim.

At March 31, 2002 and December 31, 2001, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determinations.

The accompanying unaudited financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. While the Partnership believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Partnership's most recent annual report for the year ended December 31, 2001. A summary of the Partnership's significant accounting policies is presented on page F-5 of the Partnership's most recent annual report. There have been no material changes in the accounting policies followed by the Partnership during 2002.

In the opinion of management, the unaudited information includes all adjustments (all of which are of a normal recurring nature) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at March 31, 2002 and the condensed consolidated results of its operations for the three months ending March 31, 2002 and 2001 and the condensed consolidated cash flows for the three months ending March 31, 2002 and 2001. Operating results for the period ending March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

NOTE B - Income Taxes

The Partnership files an information tax return, the items of income and expense being allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership.

                                     7 of 10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership is including the following cautionary statement in this Report on Form 10Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Partnership. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risk and uncertainties, which could cause actual results to differ materially from those expressed in the forward-looking statements. The Partnership's expectations, beliefs and projections are expressed in good faith and are believed by the Partnership to have reasonable basis, including without limitation, Management's examination of historical operating trends, data contained in the Partnership's records, and other data available from third parties, but there can be no assurance that Management's expectations, beliefs, or projections would result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, important factors that, in the view of the Partnership, could cause actual results to differ materially from those discussed in the forward-looking statements include demand for Rochester Meats (as the obligor on the Subordinated Note) products, the ability of Rochester Meats to obtain widespread market acceptance of its products, the ability of Rochester Meats to obtain acceptable forms and amounts of financing, competitive factors, regulatory approvals and developments, economic conditions, the impact of competition and pricing, and other factors affecting the Partnership and Rochester Meats' business that is beyond the Partnership's control. The Partnership has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

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

Results of Operations
---------------------

Three Months ended March 31, 2002 Compared to Three Months ended March 31, 2001
-------------------------------------------------------------------------------

The Partnership sold substantially all of its operating assets on November 11, 2001 and as such, the three months ended March 31, 2002 do not include the sale of meat products or the costs related thereto.

For the three months ended March 31, 2002, the Partnership received interest income on the subordinated note receivable and cash investments aggregating $35,959 and incurred operating expenses of $35,866. Such operating expenses include primarily general and administrative expenses associated with audit fees, tax return preparation fees and transfer agent fees.

The net profit for the period was $93 or $.0001 per unit issued and outstanding.

For the three months ended March 31, 2001, the Partnership was operating a meat processing facility in Versailles, Ohio. Revenues for such period consisted of sales of meat products of $6,876,279 and interest and other income of $28,549. Costs and expenses for the three months ended March 31, 2001 were as follows: cost of meat products sold - $6,534,272; selling and administration - $356,205; depreciation and amortization - $337,415 and interest expense of $156,233. The net loss for the three months ended March 31, 2001 was $479,297 or ($.37) per unit issued and outstanding.

Liquidity and Capital Resources
-------------------------------

At March 31, 2002, the Partnership had working capital of $1,190,741 versus working capital of $1,190,648 at December 31, 2001. Subsequent to the sale of assets to Rochester Meats, the Partnership has no interest bearing debt outstanding.

During the second quarter of 2002, the Partnership expects to make a distribution of excess working capital. The amount of such distribution will depend upon the availability of cash at that time. The General Partner estimates a per unit distribution equal to approximately $.75.

                                     8 of 10

Market Risk
-----------

There have been no significant changes in market risk since December 31, 2001.

PART II.  OTHER INFORMATION


Item 1. Legal Proceeding

     Ameriserve, Inc., a former customer and a major national distributor of food and related products, filed for protection under bankruptcy proceedings in January, 2000. As a debtor in bankruptcy, Ameriserve has claimed that all payments made to creditors during the ninety days prior to the bankruptcy are preference items, which Ameriserve may recover from its creditors. As a result, Ameriserve instituted a lawsuit against the Partnership and other suppliers to recover its estimate of the preference amounts.

      The amount sought by Ameriserve in the lawsuit approximated $800,000. The Partnership filed a response to their action. In January 2002, the Partnership entered into a settlement agreement with Ameriserve, which required a payment of $40,000 by the Partnership. A payment of $40,000 was made in January 2002 pursuant to the Settlement Agreement.

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




                                          WHITEFORD PARTNERS, L.P.


Date   May 13, 2002                       By    /s/ Kevin T. Gannon
                                            -------------------------------
                                                Kevin T. Gannon, President
                                                Chief Executive Officer
                                                Chief Financial Officer
                                                Gannon Group, Inc.
                                                General Partner



                                    10 of 10