Form 10-Q
period 2002-06-30
WHITEFORD PARTNERS L P
filed 2002-08-14
CIK 819215

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

             Class                          Units Outstanding at August 13, 2002
-------------------------------------

Limited Partnership Class A $10 Units                  1,306,890


                         This document contains 10 pages

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                     SIX MONTHS ENDED JUNE 30, 2002 and 2001
--------------------------------------------------------------------------------



                                                                     Page Number

Part I. FINANCIAL INFORMATION

        Item 1.Financial Statements


           Condensed Consolidated Balance Sheets as of June 30, 2002
               (Unaudited) and December 31, 2001..............................3


           Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 (Unaudited)........4


           Condensed Consolidated Statements of Cash Flows for the six
               months ended June 30, 2002 and 2001 (Unaudited)................5


           Notes to Condensed Consolidated Financial Statements (Unaudited)...6


        Item 2.Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................8


PART II.  OTHER INFORMATION...................................................9

                                     2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.
--------------------------------------------------------------------------------

                                                                          June 30,       December 31,
                                                                            2002            2001
                                                                        -----------     ------------
                                                                         (Unaudited)

Cash and Equivalents                                                    $    270,217    $  1,325,875
Interest Receivable                                                           10,688          11,044
                                                                        ------------    ------------

Total Current Assets                                                         280,905    $  1,336,919

Subordinated Note Receivable                                               1,350,000       1,350,000
                                                                        ------------    ------------

TOTAL ASSETS                                                            $  1,630,905    $  2,686,919
                                                                        ============    ============

Accrued Expenses And Other Liabilities:                                 $     77,385    $    146,271

Partners Capital
    General Partner:
        Capital Contributions                                                132,931         132,931
        Capital Transfers to Limited Partners                               (117,800)       (117,800)
        Interest in Partnership Net Loss                                     (49,344)        (49,274)
        Distributions                                                        (38,170)        (38,171)
                                                                        ------------    ------------
                                                                             (72,383)        (72,314)
                                                                        ------------    ------------
Class A Limited Partner:
        Capital Contributions (net of organization and offering costs
           of $2,010,082)                                                 11,172,274      11,172,274
        Capital Transfers from General Partner                               116,554         116,554
        Interest in Net Loss                                              (4,896,160)     (4,889,268)
        Distributions                                                     (4,766,765)     (3,786,598)
                                                                        ------------    ------------
                                                                           1,625,903       2,612,962
TOTAL PARTNERS' CAPITAL                                                    1,553,520       2,540,648
                                                                        ------------    ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $  1,630,905    $  2,686,919
                                                                        ============    ============

NOTE: The condensed balance sheet at December 31, 2001 has been taken from the audited financial statements at such date.

                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                        June 30,
                                                 ----------------------------    ----------------------------
                                                     2002            2001             2002           2001
                                                    ------          ------           ------         -------

Revenues
    Sales of meat products                       $       --      $  8,771,881    $       --      $ 15,648,160
    Interest and other income                          36,118          34,720          72,077          63,269
                                                 ------------    ------------    ------------    ------------
                                                 $     36,118    $  8,806,601    $     72,077      15,711,429

Costs and Expenses
    Cost of meat products sold                           --         8,059,356            --        14,593,628
    Selling and administrative expenses                43,173         409,558          79,039         765,763
    Depreciation and amortization                        --           326,810            --           664,225
    Interest                                             --           144,022            --           300,255
                                                 ------------    ------------    ------------    ------------
        NET (LOSS)INCOME OPERATIONS              $     (7,055)   $   (133,145)   $     (6,962)   $   (612,442)
                                                 ------------    ------------    ------------    ------------

        (LOSS) GAIN ON SALES OF ASSETS                      0          (9,579)              0          (9,579)

        NET (LOSS) INCOME                        $     (7,055)   $   (142,724)   $     (6,962)   $   (622,021)
                                                 ============    ============    ============    ============

Summary of net income (loss) allocated to
    General Partner                              $        (71)   $     (1,427)   $        (70)   $     (6,220)
    Limited Partners                                   (6,984)       (141,297)         (6,892)       (615,801)
                                                 ------------    ------------    ------------    ------------
                                                 $     (7,055)   $   (142,724)   $     (6,962)   $   (622,021)
                                                 ============    ============    ============    ============

Net income (loss) per $10 unit of L.P. Capital   $     (0.005)   $      (0.11)   $     (0.005)   $      (0.48)
                                                 ============    ============    ============    ============

Weighted average units issued and outstanding       1,306,890       1,306,890       1,306,890       1,306,890
                                                 ============    ============    ============    ============

                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                      ----------------
                                                                                     2002           2001

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $   (75,491)   $  (387,287)
                                                                                 -----------    -----------

CASH FLOW USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                                          $         0    $  (233,482)
    Proceeds from Disposal of property and equipment                                      0         25,000
                                                                                 -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                           $         0    $  (208,482)
                                                                                 -----------    -----------

CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
    Proceeds from notes payable                                                 $         0    $   693,000
    Payments on notes payable                                                             0       (308,434)
    Distributions to Limited and General Partners                               $  (980,167)             0
                                                                                 -----------    -----------

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES                                $   980,167    $   384,566
                                                                                 -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                $(1,055,658)   $  (211,203)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,325,875        329,311
                                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   270,217    $   118,108
                                                                                 ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest (excluding amount capitalized to fixed assets and inventory)   $         0    $   311,001
                                                                                 ===========    ===========

                                     5 of 10

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                                  June 30, 2002
                                   (Unaudited)
--------------------------------------------------------------------------------

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

In the opinion of management, the unaudited information includes all adjustments (all of which are of a normal recurring nature) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at June 30, 2002 and the condensed consolidated results of its operations for the three and six months ending June 30, 2002 and 2001 and the condensed consolidated cash flows for the six months ending June 30, 2002 and 2001. Operating results for the period ending June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

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

Results of Operations
---------------------

Three and Six Months ended June 30, 2002 Compared to Three and Six Months ended
-------------------------------------------------------------------------------
June 30, 2001
-------------

The Partnership sold substantially all of its operating assets on November 11, 2001 and as such, the three and six months ended June 30, 2002 do not include the sale of meat products or the costs related thereto.

For the three and six months ended June 30, 2002, the Partnership received interest income on the subordinated note receivable and cash investments aggregating $36,118 and $72,077, respectively and incurred operating expenses of $43,173 and $79,039, respectively. Such operating expenses include primarily general and administrative expenses associated with audit fees, tax return preparation fees and transfer agent fees, litigating expenses, and other general and administrative expenses.

The net loss for the three and six month periods were $(7,055) and $(6,962), respectively.

For the three and six months ended June 30, 2001, the Partnership was operating a meat processing facility in Versailles, Ohio. Revenues for such period consisted of sales of meat products of $8,771,881 and $15,648,160, respectively and interest and other income of $34,720 and $63,269 respectively. The net loss for the three and six months ended June 30, 2001 was $(142,724) and $(622,021), respectively.

Liquidity and Capital Resources
-------------------------------

At June 30, 2002, the Partnership had working capital of $203,520 versus working capital of $1,190,648 at December 31, 2001. The Partnership paid a distribution to limited partners aggregating $980,168 ($0.75 per unit) during June 2002. Subsequent to the sale of assets to Rochester Meats, the Partnership has no interest bearing debt outstanding.

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

      In December 2001, following the Sale Transaction, Ameriserve notified the Partnership that Ameriserve discovered what it believes are overpayments to the Partnership for prior purchases in the approximate amount of $189,000. Ameriserve subsequently notified the Partnership that if payment of the alleged overpayment is not received, Ameriserve will file a lawsuit to collect the amount allegedly owing. The Partnership investigated the alleged overpayments and the potential liability, if any, for such alleged overpayments. Subsequent to the close of the second quarter, the Partnership entered into a settlement agreement with Ameriserve regarding the alleged overpayment. The settlement agreement provided for the payment to Ameriserve of $70,000. Such payment was mailed during the third quarter.

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




                                             WHITEFORD PARTNERS, L.P.


Date   August 14, 2002                       By    /s/ Kevin T. Gannon
                                               -------------------------------
                                                   Kevin T. Gannon, President
                                                   Chief Executive Officer
                                                   Chief Financial Officer
                                                   Gannon Group, Inc.
                                                   General Partner



                                    10 of 10