Form 10-Q
period 2002-09-30
WHITEFORD PARTNERS L P
filed 2002-11-14
CIK 819215

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                Class                     Units Outstanding at November 10, 2002
-------------------------------------
Limited Partnership Class A $10 Units                 1,306,890

                         This document contains 10 pages

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001
--------------------------------------------------------------------------------


                                                                     Page Number

Part I.  FINANCIAL INFORMATION

        Item 1.Financial Statements


           Condensed Consolidated Balance Sheets as of September 30, 2002
               (Unaudited) and December 31, 2001...............................3



           Condensed Consolidated Statements of Operations
               for the three months and nine months
               ended September 30, 2002 and 2001 (Unaudited)...................4



           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (Unaudited)............5


           Notes to Condensed Consolidated Financial Statements (Unaudited)....6


        Item 2.Management's Discussion and Analysis of Financial Condition
               and  Results of Operations......................................8



PART II.  OTHER INFORMATION....................................................9

                                     2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.
--------------------------------------------------------------------------------

                                                                          September 30,   December 31,
                                                                              2002           2001
                                                                        --------------   ------------
                                                                          (Unaudited)

Cash and Equivalents                                                    $    222,826    $  1,325,875
Interest Receivable                                                           10,688          11,044
                                                                        ------------    ------------

Total Current Assets                                                         233,514    $  1,336,919

Subordinated Note Receivable                                               1,350,000       1,350,000
                                                                        ------------    ------------

TOTAL ASSETS                                                            $  1,583,514    $  2,686,919
                                                                        ============    ============

Accrued Expenses And Other Liabilities:                                 $     31,476    $    146,271

Partners Capital
    General Partner:
        Capital Contributions                                                132,931         132,931
        Capital Transfers to Limited Partners                               (117,800)       (117,800)
        Interest in Partnership Net Loss                                     (49,358)        (49,274)
        Distributions                                                        (38,170)        (38,171)
                                                                        ------------    ------------
                                                                             (72,397)        (72,314)
                                                                        ------------    ------------

Class A Limited Partner:
        Capital Contributions (net of organization and offering costs
           of $2,010,082)                                                 11,172,274      11,172,274
        Capital Transfers from General Partner                               116,554         116,554
        Interest in Net Loss                                              (4,897,628)     (4,889,268)
        Distributions                                                     (4,766,765)     (3,786,598)
                                                                        ------------    ------------
                                                                           1,624,435       2,612,962
                                                                        ------------    ------------
TOTAL PARTNERS' CAPITAL                                                    1,552,038       2,540,648
                                                                        ------------    ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $  1,583,514    $  2,686,919
                                                                        ============    ============

NOTE: The condensed balance sheet at December 31, 2001 has been taken from the audited financial statements at such date.

                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                     Three Months Ended               Nine Months Ended
                                                       September 30,                     September 30,
                                                ---------------------------     ----------------------------
                                                      2002          2001              2002          2001
                                                      ----          ----              ----          ----
Revenues
    Sales of meat products                      $          0    $ 12,340,036    $          0    $ 27,988,196
    Interest and other income                         39,141         119,144         111,218         182,413
                                                $     39,141    $ 12,459,180    $    111,218    $ 28,170,609

Costs and Expenses
    Cost of meat products sold                             0      11,682,109               0      26,275,737
    Selling and administrative expenses               40,623         391,947         119,662       1,157,710
    Depreciation and amortization                          0         338,171               0       1,002,396
    Interest                                               0         138,810               0         439,065

    Write Off of Goodwill                                  0       2,354,550               0       2,354,550
    Valuation Impairment                                   0       2,887,868               0
                                                                                                   2,887,868


        NET (LOSS) INCOME OPERATIONS            $     (1,482)   $ (5,334,275)   $     (8,444)   $ (5,946,717)

        LOSS ON SALES OF ASSETS                            0               0               0          (9,579)

        NET (LOSS)INCOME                              (1,482)     (5,334,275)         (8,444)     (5,956,296)

Summary of net (loss)income allocated to
    General Partner                             $        (15)   $    (53,343)   $        (84)   $    (59,563)
    Limited Partners                                  (1,467)     (5,280,932)         (8,360)     (5,896,733)
                                                $     (1,482)   $ (5,334,275)   $     (8,444)   $ (5,956,296)

Net (loss)income per $10 unit of L.P. Capital   $      (.001)   $      (4.04)   $      (.007)   $      (4.51)

Average units issued and outstanding               1,306,890       1,306,890       1,306,890       1,306,890

                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                ---------------------------
                                                                                    2002           2001

NET CASH USED IN AND PROVIDED BY OPERATING ACTIVITIES                           $  (122,882)   $  (231,914)
                                                                                -----------    -----------
CASH FLOW USED IN INVESTING ACTIVITIES:
    Purchase of property and equipment                                          $         0    $  (293,733)
    Proceeds from Disposal of property and equipment                                      0         25,000
                                                                                -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                           $         0    $  (268,733)
                                                                                -----------    -----------

CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
    Proceeds from notes payable                                                 $         0    $   693,000
    Payments on notes payable                                                             0       (462,652)
    Distributions to Limited Partners                                              (980,167)             0
                                                                                -----------    -----------

NET CASH PROVIDED BY/(USED) IN FINANCING ACTIVITIES                             $  (980,167)   $   230,348
                                                                                -----------    -----------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                $(1,103,049)   $  (270,299)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,325,875        329,311
                                                                                -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   222,826    $    59,012
                                                                                ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest (excluding amount capitalized to fixed assets and inventory)   $         0    $   455,369
                                                                                ===========    ===========

                                    5 of 10

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                               September 30, 2002
                                   (Unaudited)

NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

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

         At September 30, 2002 and December 31, 2001, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

         In the opinion of management, the unaudited information includes all adjustments (all of which are of a normal recurring nature) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at September 30, 2002 and the condensed consolidated results of its operations for the three and nine months ending September 30, 2002 and 2001 and the condensed consolidated cash flows for the nine months ending September 30, 2002 and 2001. Operating results for the period ending September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

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

Results of Operations
---------------------

Three and Nine Months ended September 30, 2002 Compared to Three and Nine Months
--------------------------------------------------------------------------------
ended September 30, 2001
------------------------

         The Partnership sold substantially all of its operating assets on November 11, 2001 and as such, the three and nine months ended September 30, 2002 do not include the sale of meat products or the costs related thereto.

         For the three and nine months ended September 30, 2002, the Partnership received interest income on the subordinated note receivable and cash investments and other income aggregating $39,141 and $111,218, respectively and incurred operating expenses of $40,623 and $119,662, respectively. Such operating expenses include primarily general and administrative expenses associated with audit fees, tax return preparation fees and transfer agent fees, litigating expenses, and other general and administrative expenses.

         The net loss for the three and nine month periods were $(1,482) and $(8,444), respectively.

         For the three and nine months ended September 30, 2001, the Partnership was operating a meat processing facility in Versailles, Ohio. Revenues for such period consisted of sales of meat products of $12,340,036 and $27,988,196, respectively and interest and other income of $119,144 and $182,413 respectively. The net loss for the three and nine months ended September 30, 2001 was $(5,334,275) and $(5,956,296), respectively, as the result of valuation reserves and the write-off of goodwill during such periods.

Liquidity and Capital Resources
-------------------------------

         At September 30, 2002, the Partnership had working capital of $202,038 versus working capital of $1,190,647 at December 31, 2001. The Partnership paid a distribution to limited partners aggregating $980,168 ($0.75 per unit) during June 2002. Subsequent to the sale of assets to Rochester Meats, the Partnership has no interest bearing debt outstanding.

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




                                          WHITEFORD PARTNERS, L.P.


Date:  November 11, 2002                  By    /s/ Kevin T. Gannon
                                                -------------------
                                                Kevin T. Gannon, President
                                                Chief Executive Officer
                                                Chief Financial Officer
                                                Gannon Group, Inc.
                                                General Partner


                                    10 of 10