Form 10-K
period 2002-12-31
WHITEFORD PARTNERS L P
filed 2003-03-31
CIK 819215

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 2002

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number: 33-15962

                            WHITEFORD PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                               76-0222842
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)



770 North Center Street, Versailles, Ohio                          45380
------------------------------------------                      ---------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  X   No
    ---
At March 28, 2003, 1,306,890 Class A units had been subscribed and issued.

                                      INDEX

    Item
     No.                     Description                                 Page
    ----  --------------------------------------------------------      -------

          PART I

     1.   Business                                                         1

     2.   Properties                                                       3

     3.   Legal Proceedings                                                3

     4.   Submission of Matters to a Vote of Security Holders              3


          PART II

     5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                          3

     6.   Selected Financial Data                                          4

     7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                            5

     7A.  Quantitative and Qualitative Disclosure About Market Risk        6

     8.   Financial Statements and Supplementary Data                      6

     9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                             6


          PART III

     10.  Directors and Executive Officers of the Partnership              7

     11.  Executive Compensation                                           7

     12.  Security Ownership of Certain Beneficial Owners and Management   8

     13.  Certain Relationships and Related Transactions                   8


          PART IV

     14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  8

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

      In connection with the transaction with Rochester Meat, the Partnership was obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to a consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. agreed to: (i) defer $50,000 of such payment until January 2002, (ii) subordinate $300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and (iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is wholly owned by Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership. The $50,000 payment was made in January 2002 and the $300,000 payment to Greenaway Consultants has not been accrued as a result of its subordination.

      Upon completion of the transaction, the Partnership's assets included the net cash proceeds and the Subordinated Note, subject to the then remaining obligations to Greenaway Consultants, Inc. and the General Partner, other closing costs and potential liabilities, if any, associated with pending litigation with Ameriserve, Inc., a former customer and a major national distributor of food and related products, which filed for protection under bankruptcy proceedings in January, 2000. As a debtor in bankruptcy, Ameriserve has claimed that all payments made to creditors during the ninety days prior to the bankruptcy are preference items which Ameriserve may recover from its creditors. As a result, Ameriserve instituted a lawsuit against the Partnership and other suppliers to recover its estimate of the preference amounts. The amount sought by Ameriserve in the lawsuit approximated $800,000. The Partnership filed a response to their motion and entered into a settlement agreement with Ameriserve in January 2002. Such settlement agreement provided for a payment by the Partnership of $40,000, which was paid in January 2002 to settle such claim. In December 2001, following the Sale Transaction, Ameriserve notified the Partnership that Ameriserve discovered what it believed were overpayments to the Partnership for prior purchases in the approximate amount of $189,000. Ameriserve frequently notified the Partnership that if payment of the alleged overpayment was not received, Ameriserve would file a lawsuit to reflect the amount allegedly owed. The Partnership investigated the alleged overpayments and the potential liability, if any, for alleged overpayments. During the third quarter of 2002, the Partnership entered into a settlement agreement with Ameriserve regarding the alleged overpayment. The settlement agreement provided for the payment to Ameriserve of $70,000. Such payment was paid during the third quarter of 2002.

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

      Prior to the Sale Transaction and for the period ended November 11, 2001, and the years ended 2000 and 1999, Whiteford's processed and sold 28.9 million pounds of products ($31.9 million), 40.3 million pounds of products ($40.2 million), and 55.9 million pounds of products ($51.5 million), respectively, through its further processing and distribution operations. Whitefords had no sales of meat products in 2002.

Marketing and Sales

      Whitefords has no sales of meat products in 2002. Prior to the Sale Transaction, Whiteford's customers consisted primarily of fast food retail chains in addition to HRI (Hotel, Restaurant, Institutional) customers and food products distributors. Sales operations were conducted locally by sales representatives from the Versailles location and through unaffiliated food products distributors and food brokers.

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

Regulatory Matters

      Prior to the Sale Transaction in 2001, all of Whiteford's meat production operations were subject to ongoing inspection and regulation by the United States Department of Agriculture ("USDA"). Whiteford's plant and facilities were subject to periodic or continuous inspection, without advance notice, by USDA employees to ensure compliance with USDA standards of sanitation, product composition, packaging and labeling. All producers of meat and other food products must comply with substantially similar standards.

      Prior to the Sale Transaction in 2001, Whiteford's was subject to federal, state and local laws and regulations governing environmental protection, compliance with which has required capital and operating expenditures. The General Partner believes Whiteford's was in substantial compliance with such laws and regulations prior to the Sale Transaction. The General Partner is not aware of any violations of, or pending changes in such laws and regulations that are likely to result in material penalties.

      Prior to the Sale Transaction in 2001, Whiteford Foods was subject to various other federal, state and local regulations, none of which imposed material restrictions on its operations.

Employees

      The Partnership's operations have been managed by its general partner, Gannon Group, Inc. since May 4, 1992, and Granada Management Corporation from inception to May 4, 1992. Directly, the Partnership has no employees. The Partnership has utilized the services of employees of the General Partner as needed for certain administrative services.

      The Whiteford's operation at Versailles, Ohio employed 175 personnel at November 11, 2001, the date of the Sale Transaction and no employees as of December 31, 2001, or December 31, 2002. The General Partner believes there will be sufficient personnel available to adequately manage the Partnership's business affairs.

ITEM 2.    PROPERTIES

Properties Utilized by the Partnership

      The Partnership's executive offices are those of the General Partner, located at 770 North Center Street, Versailles, Ohio 45380.

      The following table sets forth Whiteford's operational facilities and approximate capacities as of November 11, 2001, immediately prior to the Sale Transaction. As of December 31, 2002, and December 31, 2001, the Partnership owns no operational facilities.

                                                                                                      Estimated Annual
                                                                                                     Tons of Production
                                                                                                     ------------------
                        General                                                                                       2001
    Location           Character                          Size                                      Capacity         Actual
    --------           ---------                          ----                                      --------         ------
Versailles, Ohio         Meat        Two separate facilities (1) 71,400 and(1) 33,000 square         40,000          19,000
                      Processing     feet on 20 acres of land, (8)hamburger/specialty lines,
                        Plant        (2) grinding lines, (1) precooked line, (3) smoke houses,
                                     freezers, coolers, dry storage and office space.

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

      In December 2001, following the Sale Transaction, Ameriserve notified the Partnership that Ameriserve discovered what it believed were overpayments to the Partnership for prior purchases in the approximate amount of $189,000. Ameriserve subsequently notified the Partnership that if payment of the alleged overpayment were not received, Ameriserve would file a lawsuit to collect the amount allegedly owing. The Partnership investigated the alleged overpayments and the potential liability, if any, for such alleged overpayments. During the third quarter of 2002, the Partnership entered into a settlement agreement with Ameriserve and paid $70,000.

      There are no other material pending or threatened legal proceedings involving the Partnership, known to either the Partnership or the General Partner.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Limited Partners of the Partnership during 2002.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for the Partnership's Limited Partnership Units.

      The following table sets forth the amounts and dates of distributions to holders of Limited Partnership Units in 1998 and 1999 and 2002. No distributions were issued during 2000 or 2001.

                                                             Amount Per Limited
           Date                 Aggregate Amount              Partnership Unit
           ----                 ----------------              ----------------
      February 25, 1998             $65,344.50                      $0.05
      May 29, 1998                   65,344.50                       0.05
      August 25, 1998                65,344.50                       0.05
      November 27, 1998              65,344.50                       0.05
      March 2, 1999                  65,344.50                       0.05
      May 31, 1999                   65,344.50                       0.05
      June 30, 2002                 980,167.50                       0.75

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

          Limited Partnership Units                          _________

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

                                                                  Year Ended December 31
                                      ---------------------------------------------------------------------------
                                           2002           2001            2000            1999            1998
                                           ----           ----            ----            ----            ----
STATEMENT OF OPERATIONS DATA:
Revenues:
    Sale of meat products             $          0   $ 31,705,599    $ 40,158,449    $ 51,549,748    $ 62,431,746
         Interest and other                143,878        231,103         158,450         166,680         338,696
                                           -------        -------         -------         -------         -------
            Total revenues                 143,878     31,936,702      40,316,899      51,716,428      62,770,442
                                           -------        -------         -------         -------         -------
    Cost of sales                                0     30,659,496      37,024,111      48,705,602      57,551,373
                                           -------        -------         -------         -------         -------
Gross profit
    Meat products                             --        1,046,103       3,134,338       2,844,146       4,880,373
    Other                                     --          231,103         158,450         166,680         338,696
         Total gross profit                143,878      1,277,206       3,292,788       3,010,826       5,219,069
                                           -------        -------         -------         -------         -------
Selling and administrative expenses        129,022      1,436,690       1,688,685       2,266,593       2,575,320
Depreciation, amortization
    and interest                                 0      1,474,437       2,007,919       1,915,768       1,907,188
 Write-off of goodwill                           0      2,350,550               0               0               0
Loss on sale of assets                           0      1,972,651               0               0               0
                                           -------        -------         -------         -------         -------
                                           129,022      7,234,328       3,696,604       4,182,361       4,482,508
                                           -------        -------         -------         -------         -------
    Net income (loss)                 $     14,856   $ (5,957,122)   $   (403,816)   $ (1,171,535)   $    736,561
                                      ============   ============    ============    ============    ============
(Loss) Income per unit of
    Limited Partners' Capital         $       0.01   $      (4.51)   $      (0.31)   $      (0.90)   $       0.56
                                      ============   ============    ============    ============    ============
Weighted average units
    outstanding                          1,306,890      1,306,890       1,306,890       1,306,890       1,306,890
                                         =========      =========       =========       =========       =========

BALANCE SHEET DATA (December 31):

                                    2002           2001           2000            1999           1998
                                    ----           ----           ----            ----           ----
Working capital (deficit)      $    225,336   $  1,190,648   $   (246,226)   $ (1,372,016)   $    (55,756)
Total assets                      1,610,512      2,686,919     16,755,410      19,620,720      20,986,810
Long-term debt, less current
    maturities                            0              0      4,050,711       3,527,128       4,001,939
Total partners' capital           1,575,336      2,540,648      8,497,770       8,901,586      10,205,117

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

Results of Operations

Year Ended December 31, 2002, Compared to Year Ended December 31, 2002

     The Partnership sold substantially all of its assets on November 11, 2001, and as such, the results for the year ended December 31, 2002, do not include the sale of meat products or the costs related thereto.

     For the year ended December 31, 2002, the Partnership received interest income on the subordinated note receivable, cash investments and other miscellaneous income aggregating 143,878. Also, during 2002, the Partnership incurred general and administrative expenses associated with the audit and tax return preparation, transfer agent fees, litigation expense and other general and administrative expenses aggregating $129,022.

     During the year ended December 31, 2001, the Partnership realized revenues for the sale of meat products prior to the Sale Transaction of $31,705,599 and miscellaneous income of $231,103. The Partnership incurred costs of goods sold ($30,659,496), selling and administrative expenses ($1,436,690), depreciation and amortization expenses ($1,034,873), interest expenses ($439,564), write-off of goodwill ($2,350,550) and a loss on sale of assets ($1,972,651).

     The Partnership reported net income (loss) for the years ended December 31, 2002, and 2001 of $14,856 and ($5,957,122). The loss for the 2001 period related pursuant to the write-off of goodwill and the loss on the Sale Transaction.

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

     The Partnership reported a net loss of $5,957,122 for the year ended December 31, 2001 versus a net loss of $403,816 for 2000 period, reflecting the aforementioned change in operations, a loss on sale of assets and write-off of goodwill.

     The loss on the sale of assets was taken in the third quarter to reflect the expected transaction to occur with Rochester Meat Company, in the amount of $1,972,651. The assets were written down to their net realizable value in accordance with Financial Accounting Standards Board Statement No. 121. The decline in value was attributed to the declining economic conditions and the events of September 11, 2001.

     Goodwill was removed in the third quarter in the amount of $2,354,550 to reflect the proposed sales transaction to Rochester Meat Company. The goodwill was written down to $0 in accordance with Financial Accounting Standards Board Statement No. 121. The write down was attributed to the declining economic conditions and the events of September 11, 2001.

Liquidity and Capital Resources

     At December 31, 2002, and December 31, 2001, the Partnership had a working capital position of $225,336 and $1,190,648, respectively. Working capital declined during 2002 due primarily to a distribution to Limited Partners aggregating $980,168.

     The Limited Partnership Agreement provides for the General Partner to receive an annual administrative fee. The fee is equal to 2% (adjusted for changes in the Consumer Price Index after 1989) of net business investment (defined as $8.50 multiplied by Partnership units outstanding). However, such amounts payable to the General Partner are limited to 10% of aggregate distributions to all Partners from "Cash Available for Distributions." As defined in the Limited Partnership Agreement, that portion of the management fee in excess of such 10% limitation is suspended, and future payment is contingent. The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $0 in 2002, $0 in 2001, $0 in 2000, $13,069 in 1999,
$26,138 in 1998, $13,069 in 1997, $-0- in 1996, $10,455 in 1995, $13,069 in
1994, $2,614 in 1993, and $-0- in 1992. Suspended fees during 2001, 2000, 1999,
1998, 1997, 1996, 1995, 1994, 1993 and 1992 respectively, are $300,000,
$300,000, $300,000, $287,000, $274,000, $287,000, $300,000, $290,000, $222,000,
$229,000, and $228,000, respectively. The General Partner has agreed to subordinate payment of such fees to the distribution of $2.00 per unit to Limited Partners and the payment of deferred payments to Greenaway Consultants, Inc.

     During the second quarter of 2002, the Partnership made a distribution of excess working capital. The amount of such distribu-tion was $980,168 or $0.75 per unit.

ITEM 7A   .    QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the normal operation, the Company has market risk exposure to interest rates on its cash investments and subordinated note. At December 31, 2001, the Company had $1,350,000 in interest bearing investments that are subject to market risk exposure to change in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Management

     The Partnership has no officers or directors. The affairs of the Partnership are managed by the Gannon Group, Inc., the General Partner. The directors, executive officers and key employees of the General Partner as of December 31, 2002, are as follows:

     Kevin T. Gannon, age 46, sole director, President and sole stockholder of Gannon Group, Inc.

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

     Pursuant to Section 6.4(c) of the Limited Partnership Agreement, the General Partner is entitled to receive a management fee of approximately $300,000 for the calendar year 2002. However, Section 6.4(c)(v) limits all amounts payable to the General Partner pursuant to Section 6.4(c) to an amount which does not exceed 10% of aggregate distributions to Partners from "Cash Available for Distributions". Under the Limited Partnership Agreement, Cash Available for Distributions is comprised of cash funds from operations (after all expenses, debt repayments, capital improvements and replacements, but before depreciation) less amounts set aside for restoration or reserves. That portion of the management fee in excess of such 10% limitation is suspended, and future payment is delayed until such payment may be made without exceeding such limit. On dissolution of the Partnership, Section 15.3(a)(ii) of the Limited Partnership Agreement generally provides for the payment of creditors, and then pro rata payment to record holders for loans or other amounts owed to them by the Partnership, including without limitation any amounts owed to the General Partner pursuant to Section 6.4. Any amounts payable to the General Partner under Section 15.3(a)(ii) will be dependent upon the funds available for distribution on the dissolution of the Partnership.

     Section 6.4(e) of the Limited Partnership Agreement also provides the General Partner a subordinated special allocation equal to 15% of any gain on the sale of partnership assets or food businesses. Among other things, this special allocation is subordinated to payments to the limited partners for certain distributions. Any payment pursuant to Section 6.4(e) will be dependent upon the ultimate sale price of the Partnership's assets.

     During calendar year 2002 and 2001, the Partnership made one distribution to the Limited Partners ($980,167.50, or $0.75 per unit). As a result in 2002, the Partnership suspended payment to the General Partner of $300,000 of such management fee. The cumulative amount of annual management fees that have been suspended is $3,017,000.

Other Compensation Arrangements

     There is no plan provided for or contributed to by the Partnership or the General Partner which provides annuity, pension or retirement benefits for the General Partner or the officers and directors of the General Partner. There is no existing plan provided for or contributed to by the General Partner which provides annuity, pension or benefits for its officers or directors. There are no arrangements for remuneration covering services as a director between the Partnership and any director of the General Partner. No options to purchase any securities of the General Partner were granted or exercised during its fiscal year ended December 31, 2002. No options were held to purchase securities of the Partnership as of December 31, 2002, and as of the date hereof.

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



                                               Whiteford Partners L.P.
                                               -----------------------
                                                   (Registrant)
                                               By Gannon Group, Inc.
                                               Its General Partner


Date:  March 28, 2003                          /s/ Kevin T. Gannon
---------------------                          -------------------
                                               Chief Executive Officer
                                               And President


      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signatures                             Title                           Date
----------                             -----                           ----

                        Chief Executive officer, President,       March 28, 2003
/s/ Kevin T. Gannon     (Principal Executive Officer), Chief
-------------------     Chairman of the Boardand Sole Director
Kevin T. Gannon         Financial Officer, and Chief Accounting
                        Officer

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2), (c) and (d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 2002

                            WHITEFORD PARTNERS, L.P.

FORM 10-K -- Item 8, Item 14 (a) (1) and (2), (c) and (d)

           The following financial statements and financial statement schedules of the Partnership are included as part of this report at Item 8:

(a) 1. Financial Statements


           Consolidated Balance Sheets - December 31, 2002, and 2001.

           Consolidated Statements of Operations - for the years ended December 31, 2002, 2001, and 2000.

           Consolidated Statements of Changes in Partners' Capital - for the years ended December 31, 2002, 2001, and 2000.

           Consolidated Statements of Cash Flows - for the years ended December 31, 2002, 2001, and 2000.

           Notes to Consolidated Financial Statements

           Report of Independent Auditors


(a) 2. See Index to Exhibits immediately following the financial statement schedules.

                            Whiteford Partners, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                                Year Ended December 31
                                                                ----------------------

    ASSETS                                                       2002             2001
                                                           --------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                 $    249,824    $  1,325,875
   Interest Receivable                                             10,688          11,044
                                                             ------------    ------------

             TOTAL CURRENT ASSETS                                 260,512       1,336,919

SUBORDINATED NOTE RECEIVABLE                                    1,350,000       1,350,000
                                                             ------------    ------------

             TOTAL ASSETS                                    $  1,610,512    $  2,686,919
                                                             ============    ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued expenses and other liabilities                    $     35,176         146,271
                                                             ------------    ------------

             TOTAL CURRENT LIABILITIES                             35,176         146,271

PARTNERS' CAPITAL:
   General Partner:
      Capital contributions                                       132,931         132,931
      Capital transfers to Limited Partners                      (117,800)       (117,800)
      Interest in net (loss)                                      (49,126)        (49,274)
      Distributions                                               (38,171)        (38,171)
                                                             ------------    ------------
                                                                  (72,166)        (72,314)
                                                             ------------    ------------
Class A Limited Partners:
   Capital contributions, net of organization and
       offering costs of $2,010,082                            11,172,274      11,172,274
   Capital transfers from the General Partner                     116,554         116,554
   Interest in net (loss)                                      (4,874,560)     (4,889,268)
   Distributions                                               (4,766,766)     (3,786,598)
                                                             ------------    ------------
                                                                1,647,502       2,612,962
                                                             ------------    ------------
              TOTAL PARTNERS' CAPITAL                           1,575,336       2,540,648
                                                             ------------    ------------

                   TOTAL LIABILITIES AND PARTNERS' CAPITAL   $  1,610,512    $  2,686,919
                                                             ============    ============

                 See notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended December 31
                                                ---------------------------------------------
                                                    2002             2001            2000
                                                -------------   -------------    ------------

     Sales of meat products                      $       --      $ 31,705,599    $ 40,158,449
     Interest and other                               143,878         231,103         158,450
                                                 ------------    ------------    ------------
                                                      143,878      31,936,702      40,316,899

COST AND EXPENSES
     Cost of meat products sold                             0      30,659,496      37,024,111
     Selling and administrative                       129,022       1,436,690       1,688,685
     Administrative fee - General Partner                   0               0            --
     Depreciation and amortization                          0       1,034,873       1,302,441
     Interest                                               0         439,564         705,478
     Write-off of goodwill                                  0       2,350,550               0
     Loss on sale of assets                                 0       1,972,651               0
                                                 ------------    ------------    ------------
                                                      129,022      37,893,824      40,720,715
                                                 ------------    ------------    ------------

              NET INCOME (LOSS)                  $     14,856    $ (5,957,122)   $   (403,816)
                                                 ============    ============    ============


Summary of net income (loss) allocated to:
     General Partner                             $        148    $    (59,571)   $     (4,038)
     Class A Limited Partners                          14,708      (5,897,551)       (399,778)
                                                 ------------    ------------    ------------
                                                 $     14,856    $ (5,957,122)   $   (403,816)
                                                 ============    ============    ============


Net (loss) per unit of Limited Partner Capital   $       0.01    $      (4.51)   $      (0.31)
                                                 ============    ============    ============
Weighted average units issued and outstanding       1,306,890       1,306,890       1,306,890
                                                 ============    ============    ============

                 See notes to consolidated financial statements.

 Whiteford Partners, L.P.
      Consolidated Statements of Changes in Partners' Capital

                                        General Partner                                   Class A Limited Partners
                         --------------------------------------------------  ------------------------------------------------------
                                                                                              Capital
                                          Capital                                            Transfers
                                         Transfers    Interest                                  from      Interest
                            Capital     to Limited    in Net                    Capital       General      in Net
                         Contributions   Partners     (Loss)  Distributions  Contributions    Partner      (Loss)     Distributions
                         -------------   --------     ------  -------------  -------------    -------      ------     -------------
Balance, January 1, 1998   $ 132,931   $ (117,800)  $ 18,684   $ (34,251)     $ 11,172,274   $ 116,554  $ 1,838,686   $ (3,394,531)
Balance, December 31, 2000 $ 132,931   $ (117,800)  $ 10,297   $ (38,171)     $ 11,172,274   $ 116,554  $ 1,008,283   $ (3,786,598)
Net Loss                                              (4,038)                                              (399,778)
                           --------------------------------------------------------------------------------------------------------
Balance, December 31, 2001   132,931     (117,800)   (49,274)    (38,171)       11,172,274     116,554   (4,889,268)    (3,786,598)
Net Income Distribution                                  148                                                 14,708      ($980,168)
                           --------------------------------------------------------------------------------------------------------
Balance, December 31, 2002 $ 132,931   $ (117,800) $ (49,126)  $ (38,171)     $ 11,172,274   $ 116,554 $ (4,874,560)  $ (4,766,766)
                           ========================================================================================================

                 See notes to consolidated financial statements.

                                               Whiteford Partners, L.P.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended December 31,
                                                            ------------------------------------------
                                                                 2002          2001           2000
                                                            ------------------------------------------
OPERATING ACTIVITIES:
   Net Income (loss)                                        $    14,856    $(5,957,122)   $  (403,816)
   Adjustments to reconcile net income/(loss) to net cash
       used provided by operating activities:
       Depreciation and amortization                                  0      1,034,873      1,302,441
       Loss on sale of assets                                         0      1,972,651
                                                                                                    0
       Write-off of goodwill                                          0      2,350,550              0
       Changes in operating assets and
liabilities:
         Accounts receivable - trade                                  0      1,061,960      1,006,468
         Inventories                                                  0      2,501,717        876,970
         Prepaid expenses                                             0         67,715         23,944
         Interest receivable                                        356        (11,044)             0
         Accounts payable - trade                                     0     (1,453,765)      (834,222)
         Accrued expenses and other liabilities                (111,095)      (183,953)      (401,514)
                                                             ----------------------------------------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                (95,883)     1,383,582      1,570,271


INVESTING ACTIVITIES:
   Purchase of property and equipment                                 0       (301,572)      (296,418)
   Proceeds from disposal of property and equipment                   0      6,388,205              0
                                                             ----------------------------------------
NET CASH PROVIDED  (USED BY) INVESTING ACTIVITIES                     0      6,086,633       (296,418)


FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                      0              0      2,160,846
  Payments on notes payable and long-term debt                        0     (6,473,651)    (3,386,604)
  Distributions to Limited and General Partners                (980,168)             0              0
                                                           ------------------------------------------
NET CASH PROVIDED (USED BY)                                    (980,168)    (6,473,651)
                                                                                           (1,225,758)
  FINANCING ACTIVITIES
                                                           ------------------------------------------
 (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                              (1,076,051)       996,564         48,095
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                         1,325,875        329,311        281,216
                                                            -----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   249,824    $ 1,325,875    $   329,311
                                                            =========================================

                 See notes to consolidated financial statements.

WHITEFORD PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
--------------------------------------------------------------------------------
NOTE A - ORGANIZATION, BUSINESS AND ACQUISITIONS

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

   In connection with the transaction with Rochester Meat, the Partnership was obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to a consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. agreed to: (i) defer $50,000 of such payment until January 2002 (which was paid in January
2002), (ii) subordinate $300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and
(iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is wholly owned by Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership. The $50,000 payment was made in January 2002 and the $300,000 subordinated payment to Greenaway Consultants has not been accrued as a result of its subordination.

   Upon completion of the transaction, the Partnership's assets included the net cash proceeds and the Subordinated Note, subject to the then remaining obligations to Greenaway Consultants, Inc., and the General Partner, other closing costs and liabilities associated with pending litigation with Ameriserve, Inc., a former customer and a major national distributor of food and related products, which filed for protection under bankruptcy proceedings in January, 2000. As a debtor in bankruptcy, Ameriserve claimed that all payments made to creditors during the ninety days prior to the bankruptcy are preference items which Ameriserve may recover from its creditors. As a result, Ameriserve instituted a lawsuit against the Partnership and other suppliers to recover its estimate of the preference amounts. The amount sought by Ameriserve in the lawsuit approximated $800,000. The Partnership filed a response to their motion and entered into a settlement agreement with Ameriserve in January 2002. Such settlement agreement provided for a payment by the Partnership of $40,000, which was paid in January 2002 to settle such claim. . In December 2001, following the Sale Transaction, Ameriserve notified the Partnership that Ameriserve discovered what it believed were overpayments to the Partnership for prior purchases in the approximate amount of $189,000. Ameriserve frequently notified the Partnership that if payment of the alleged overpayment was not received, Ameriserve would file a lawsuit to reflect the amount allegedly owed. The Partnership investigated the alleged overpayments and the potential liability, if any, for alleged overpayments. During the third quarter of 2002, the Partnership entered into a settlement agreement with Ameriserve regarding the alleged overpayment. The settlement agreement provided for the payment to Ameriserve of $70,000. Such payment was paid during the third quarter of 2002.

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

   Property and Equipment. Property and equipment is stated at cost. Depreciation, computed using the straight-line method on the basis of the estimated useful lives of the depreciable assets, was $0, $896,438, and $1,174,947in years 2002, 2001, and 2000, respectively. The costs of ordinary repairs and maintenance are charged to expense, while betterment and major replacements were capitalized.

     The carrying value of property and equipment and other long-lived assets is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates the carrying value of the assets may not be recoverable, based on estimates of their undiscounted cash flows, the carrying value will be reduced to the asset's fair market value.

     Other Assets. Goodwill associated with the acquisition of Whiteford's Inc. was amortized on a straight-line basis over a thirty-year period, until September, 2001, at which time Goodwill was written off.

     The loss on the sale of assets was taken in the third quarter to reflect the expected transaction to occur with Rochester Meat Company, in the amount of $1,972,651.

     Goodwill was removed in the third quarter in the amount of $2,354,550.

     Revenue Recognition. Revenue is generally recognized when title passes which is generally at the time of shipment.

     Distributions. The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determination. Distributions of $980,168, $0, and $0 to Limited Partners were recorded in 2002, 2001, and 2000, respectively.

     Income Taxes. The Partnership files an information tax return. The items of income and expense are allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership.

     Cash, Cash Equivalents and Cash Flows. Cash and cash equivalent amounts approximate fair value. For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Total interest paid was $0, $439,564, and $703,976 for 2002, 2001, and 2000, respectively.

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

     Fair Value.   The fair value of the subordinated note receivable is
estimated at $1,350,000.

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

     The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $0 in 2002, $0 in 2001, and $0 in 2000. Suspended fees as of December 31, 2002, for which no accrual had been recorded, total $3,017,000 ($2,717,000 as of December 31, 2001). This only becomes an obligation of the Partnership upon a change of control or sale of substantially all of the assets of the Partnership. The Partnership also has a service agreement with Greenaway Consultant, Inc. (GCI), which provides for the former principal owner of Whiteford's to provide consulting services to the Partnership. The agreement was extended for five years expiring December 31, 2001, and provides minimum consulting fees of approximately $250,000 per annum. During 2000, 1999 and 1998 the minimum was paid. GCI was due a payment of $500,000 upon a sale of substantially all of the assets of the Partnership. However, GCI and the partnership modified such agreement at the time of the Sale Transaction to provide for a payment of $50,000 in January 2002 and the payment of up to $300,000, subordinated to total distributions of $2 per unit to limited partner investors. The remaining balance due under such agreement ($150,000) was forgiven. The $300,000 amount has not been accrued as a result of its subordination to the partnership. The general partner has agreed to subordinate the receipt of amounts due to it to a distribution of $2.00 per unit of limited partnership interest and the payment of deferred amounts due to Greenaway Consultants Inc.

NOTE D - LONG TERM DEBT

     The Partnership had no long-term debt outstanding as of December 31, 2001, or 2002.

     Prior to the Sale Transaction, the revolving credit agreement permitted borrowings based on a percentage of eligible accounts receivable and inventories. Prior to the Sale Transaction, long-term debt and borrowing under the revolving credit agreement were collateralized by substantially all of the Partnership's property and equipment, inventory and accounts receivable.

     During 2002, 2001, and 2000, the weighted average interest rate on short-term borrowing was 0%, 8.8%, and 10.5%, respectively, while the weighted-average month-end amount outstanding was $0, $2,251,250, and $3,238,705, respectively. The largest outstanding month-end balance was $2,499,000 during 2001 and $3,919,582 during 2000.

     Interest paid in 2001 and 2000 was $439,564 and $705,477, respectively. No interest was paid in 2002.
NOTE E - LEASES

     Lease Commitments. Prior to the Sale Transaction, the Partnership's leased buildings and equipment under various noncancelable operating lease agreements. Lease rental expense for 2001 and 2000 was $479,908 and $598,567, respectively. There are no future minimum lease payments.


NOTE F - EMPLOYEE BENEFIT PLAN

     The Partnership had a 401(k) Plan which covered substantially all employees who have completed one year of service. The Partnership matched a percentage up to 25% of the participant's contributions up to 6% of employee eligible compensation. Contributions to the Plan were $14,130 in 2001, $34,996 in 2000. No contributions were required for 2002.

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

   Sales of meat products to major customers are summarized as follows for the years ended December 31, 2002 and 2001.

        CUSTOMER                           2002                  2001
        --------                           ----                  ----

        A                                  $ 0                $12,066,165
        B                                    0                  3,608,757
        C                                    0                  2,878,506
        D                                    0                  1,915,872
        E                                    0                  1,216,533
        F                                    0                  1,180,525
                                            --                  ---------
                                           $ 0                $22,866,358
                                           ===                ===========

   The total amounts receivable from these customers as of December 31, 2002 and 2001 were $0 and $0, respectively.

NOTE I - QUARTERLY DATA (UNAUDITED)

                                                       2001 Quarters
                                                       -------------

Sales                       6,876,279      8,771,881     12,340,036      3,717,403     31,705,599
Gross profit                  342,007        712,525        657,927       (666,356)     1,046,103
Net (loss) income            (479,297)      (133,145)    (5,334,275)       (10,405)    (5,957,122)
(Loss) income per
   unit of Limited
   Partners' Capital           $(0.37)        $(0.11)        $(4.03)          --           $(4.51)

Weighted average units
   outstanding              1,306,890      1,306,890      1,306,890      1,306,890      1,306,890

                                                      2002 Quarters
                                                      -------------
Sales                              0            0             0             0            0
Gross profit                       0            0             0             0            0
Net (loss) income                 93       (6,962)       (1,482)       23,207       14,856
(Loss)  income per unit
   of Limited
   Partners' Capital           $.000       $(.005)       $(.001)        $.018        $.011
Weighted  average units
   outstanding             1,306,890    1,306,890     1,306,890     1,306,890    1,306,890

                         Report of Independent Auditors

Limited and General Partners
Whiteford Partners, L.P.

We have audited the accompanying consolidated balance sheets of Whiteford Partners, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whiteford Partners, L.P. and subsidiary at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & YOUNG LLP
Dayton, Ohio
March 24, 2003

                           INDEX TO ATTACHED EXHIBITS

Exhibit
-------

       -------------------------------------------------------------------------
3.&4. Limited Partnership Agreement of the Partnership incorporated by reference to Exhibit ``A'' to Prospectus (pages A 1 - A 40) included in the Partnership's Registration Statement on Form S-1 (File No. 33-15962).

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