Form 10-Q
period 2003-03-31
WHITEFORD PARTNERS L P
filed 2003-05-13
CIK 819215

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

              Class                            Units Outstanding at May 13, 2003
-------------------------------------
Limited Partnership Class A $10 Units                    1,306,890


                         This document contains  10   pages
                                                ----

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                   THREE MONTHS ENDED MARCH 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                                     Page Number

Part I.  FINANCIAL INFORMATION

        Item 1.Financial Statements


           Condensed Consolidated Balance Sheets as of March 31, 2003
               (Unaudited) and December 31, 2002..............................3



           Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (Unaudited)...............4



           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (Unaudited)...............5


           Notes to Condensed Consolidated Financial Statements (Unaudited)...6


        Item 2.Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................8



PART II.  OTHER INFORMATION...................................................9

                                    2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.
--------------------------------------------------------------------------------

                                                                          March 31,      December 31,
                                                                             2003           2002
                                                                             ----           ----
                                                                         (Unaudited)
Cash and Equivalents                                                    $    278,428    $    249,824
Interest Receivable                                                           10,686          10,688
                                                                        ------------    ------------

Total Current Assets                                                         289,114    $    260,512

Subordinated Note Receivable                                               1,350,000       1,350,000
                                                                        ------------    ------------

TOTAL ASSETS                                                            $  1,639,114    $  1,610,512
                                                                        ------------    ------------

Accrued Expenses And Other Liabilities:                                 $     37,945    $     35,176

Partners Capital
    General Partner:
        Capital Contributions                                                132,931         132,931
        Capital Transfers to Limited Partners                               (117,800)       (117,800)
        Interest in Partnership Net Loss                                     (48,868)        (49,126)
        Distributions                                                        (38,171)        (38,171)
                                                                        ------------    ------------
                                                                             (71,908)        (72,166)
                                                                        ------------    ------------
Class A Limited Partner:
        Capital Contributions (net of organization and offering costs
           of $2,010,082)                                                 11,172,274      11,172,274
        Capital Transfers from General Partner                               116,554         116,554
        Interest in Net Loss                                              (4,848,985)     (4,874,560)
        Distributions                                                     (4,766,766)     (4,766,766)
                                                                        ------------    ------------
                                                                           1,673,077       1,647,502
                                                                        ------------    ------------
TOTAL PARTNERS' CAPITAL                                                    1,601,169       1,575,336
                                                                        ------------    ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $  1,639,114    $  1,610,512
                                                                        ============    ============

NOTE: The condensed balance sheet at December 31, 2002 has been taken from the audited financial statements at such date.

                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                     2003         2002
                                                     ----         ----

Revenue
    Interest and other income                    $   33,451       35,959
                                                 ----------   ----------

                                                     33,451       35,959

Costs and Expenses
    General and administrative expenses               7,618       35,866
                                                 ----------   ----------

        NET INCOME/(LOSS)                        $   25,833   $       93
                                                 ----------   ----------

Summary of net loss allocated to
    General Partner                              $      258   $        1
    Limited Partners                                 25,575           92
                                                 ----------   ----------
                                                 $   25,833   $       93
                                                 ==========   ==========

Net income (loss) per $10 unit of L.P. Capital   $    .0196   $    .0001
                                                      =====        =====

Average units issued and outstanding             $1,306,890    1,306,890
                                                 ==========    =========

                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March  31,
                                                          2003          2002


NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES     $    28,604   $   (76,551)
                                                     -----------   -----------

(INCREASE) IN CASH AND CASH EQUIVALENTS                   28,604       (76,551)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         249,824     1,325,875
                                                     -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   278,428   $ 1,249,324
                                                     ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                     $         0   $         0,
                                                             ===           ===

                                     5 of 10

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                                 March 31, 2003
                                   (Unaudited)
--------------------------------------------------------------------------------

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

   Upon completion of the transaction, the Partnership's assets included the net cash proceeds and the Subordinated Note, subject to the then remaining obligations to Greenaway Consultants, Inc. and the General Partner, other closing costs and potential liabilities, if any, associated with pending litigation with Ameriserve, Inc., a former customer and a major national distributor of food and related products, which filed for protection under bankruptcy proceedings in January, 2000. As a debtor in bankruptcy, Ameriserve claimed that all payments made to creditors during the ninety days prior to the bankruptcy are preference items, which Ameriserve may recover from its creditors. As a result, Ameriserve instituted a lawsuit against the Partnership and other suppliers to recover its estimate of the preference amounts. The amount sought by Ameriserve in the lawsuit approximated $800,000. The Partnership filed a response to their motion and entered into a settlement agreement with Ameriserve in January 2002. Such settlement agreement provided for a payment by the Partnership of $40,000, which was paid in January 2002 to settle such claim. Also, following the Sale Transaction, Ameriserve notified the Partnership that Ameriserve discovered what it believed were overpayments to the Partnership for prior purchases in the approximate amount of $189,000. Ameriserve frequently notified the Partnership that if payment of the alleged overpayment was not received, Ameriserve would file a lawsuit to reflect the amount allegedly owed. The Partnership investigated the alleged overpayments and the potential liability, if any, for alleged overpayments. During the third quarter of 2002, the Partnership entered into a settlement agreement with Ameriserve regarding the alleged overpayment. The settlement agreement provided for the payment to Ameriserve of $70,000. Such payment was mailed during the third quarter of 2002.

At March 31, 2003 and December 31, 2002, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determinations.

The accompanying unaudited financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. While the Partnership believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Partnership's most recent annual report for the year ended December 31, 2002. A summary of the Partnership's significant accounting policies is presented on page F-5 of the Partnership's most recent annual report. There have been no material changes in the accounting policies followed by the Partnership during 2003.

In the opinion of management, the unaudited information includes all adjustments (all of which are of a normal recurring nature) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at March 31, 2003 and the condensed consolidated results of its operations for the three months ending March 31, 2003 and 2002 and the condensed consolidated cash flows for the three months ending March 31, 2003 and 2002. Operating results for the period ending March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2003.

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

Results of Operations
---------------------

Three Months ended March 31, 2003 Compared to Three Months ended March 31, 2002
-------------------------------------------------------------------------------

The Partnership sold substantially all of its operating assets on November 11, 2001. For the three months ended March 31, 2003, the Partnership received net interest issued on the subordinated note and cash balances aggregating $33,451 and incurred operating expenses of $7,618. Such operating expenses include general and administrative expenses associated with audit fees, tax return preparation fees, and transfer agent fees.

For the three months ended March 31, 2002, the Partnership received interest income on the subordinated note receivable and cash investments aggregating $35,959 and incurred operating expenses of $35,866. Such operating expenses include primarily general and administrative expenses associated with audit fees, tax return preparation fees and transfer agent fees.

The net profit for the 2002 period was $93 or $.0001 per unit issued and outstanding.

Liquidity and Capital Resources
-------------------------------

At March 31, 2003, the Partnership had working capital of $251,169 versus working capital of $225,136 at December 31, 2002. Subsequent to the sale of assets to Rochester Meats, the Partnership has no interest bearing debt outstanding.

                                     8 of 10

Market Risk
-----------

There have been no significant changes in market risk since December 31, 2002.

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

      In December 2001, following the Sale Transaction, Ameriserve notified the Partnership that Ameriserve discovered what it believes are overpayments to the Partnership for prior purchases in the approximate amount of $189,000. Ameriserve subsequently notified the Partnership that if payment of the alleged overpayment is not received, Ameriserve will file a lawsuit to collect the amount allegedly owing. During the third quarter of 2002, the Partnership entered into a settlement agreement with Ameriserve regarding the alleged overpayment. The settlement agreement provided for the payment to Ameriserve of $70,000. Such payment was made in the third quarter of 2002.

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




                                   WHITEFORD PARTNERS, L.P.


Date May 13, 2003                  By /s/ Kevin T. Gannon
                                   ----------------------
                                      Kevin T. Gannon, President
                                      Chief Executive Officer
                                      Chief Financial Officer
                                      Gannon Group, Inc.
                                      General Partner


                                    10 of 10