Form 10-Q
period 2003-09-30
WHITEFORD PARTNERS L P
filed 2003-11-14
CIK 819215

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

              Class                       Units Outstanding at November 10, 2003
-------------------------------------
Limited Partnership Class A $10 Units                  1,306,890

                         This document contains 10 pages

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 and 2002
--------------------------------------------------------------------------------


                                                                     Page Number

Part I.  FINANCIAL INFORMATION

        Item 1.Financial Statements


           Condensed Consolidated Balance Sheets as of September 30, 2003
               (Unaudited) and December 31, 2002..............................3



           Condensed Consolidated Statements of Operations
               for the three months and nine months
               ended September 30, 2003 and 2002 (Unaudited)..................4



           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (Unaudited)...........5


           Notes to Condensed Consolidated Financial Statements (Unaudited)...6


        Item 2.Management's Discussion and Analysis of Financial Condition
               and  Results of Operations.....................................8



PART II.  OTHER INFORMATION...................................................9

                                     2 of 10

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            WHITEFORD PARTNERS, L.P.
--------------------------------------------------------------------------------

                                                                         September 30,  December 31,
                                                                             2003           2002
                                                                        --------------  ------------
                                                                         (Unaudited)
Cash and Equivalents                                                    $    323,426    $    249,824
Interest Receivable                                                           10,688          10,688
                                                                        ------------    ------------

Total Current Assets                                                         334,114    $    260,512

Subordinated Note Receivable                                               1,350,000       1,350,000
                                                                        ------------    ------------

TOTAL ASSETS                                                            $  1,684,114    $  1,610,512
                                                                        ============    ============

Accrued Expenses And Other Liabilities:                                 $     36,163    $     35,176

Partners Capital
    General Partner:
        Capital Contributions                                                132,931         132,931
        Capital Transfers to Limited Partners                               (117,800)       (117,800)
        Interest in Partnership Net Loss                                     (26,072)        (49,126)
        Distributions                                                        (38,170)        (38,171)
                                                                        ------------    ------------
                                                                             (49,111)        (72,166)
                                                                        ------------    ------------
Class A Limited Partner:
        Capital Contributions (net of organization and offering costs
           of $2,010,082)                                                 11,172,274      11,172,274
        Capital Transfers from General Partner                               116,554         116,554
        Interest in Net Loss                                              (4,825,001)     (4,874,560)
        Distributions                                                     (4,766,765)     (4,766,766)
                                                                        ------------    ------------
                                                                           1,697,062       1,647,502
                                                                        ------------    ------------
TOTAL PARTNERS' CAPITAL                                                    1,647,951       1,575,336
                                                                        ------------    ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $  1,684,114    $  1,610,512
                                                                        ============    ============


NOTE: The condensed balance sheet at December 31, 2002 has been taken from the audited financial statements at such date.

                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,                September 30,
                                                 --------------------------   ---------------------------
                                                      2003          2002           2003          2002
                                                  ----------    -----------   ------------    -----------
Revenues
    Interest and other income                    $    32,444    $    39,141    $    98,366    $   111,218
                                                 -----------    -----------    -----------    -----------
                                                 $    32,444    $    39,141    $    98,366    $   111,218

Costs and Expenses
    Selling and administrative expenses                9,888         40,623         25,751        119,662

                                                 -----------    -----------    -----------    -----------
NET (LOSS) INCOME OPERATIONS                     $    22,556    $    (1,482)     $ 72,615$         (8,444)
                                                 ===========    ===========      ========================

Summary of net (loss)income allocated to
    General Partner                              $    22,556    $       (15)   $    23,056    $       (84)
    Limited Partners                                       0         (1,467)        49,559         (8,360)
                                                 -----------    -----------    -----------    -----------
                                                 $    22,556    $    (1,482)   $    72,615    $    (8,444)
                                                 ===========    ===========    ===========    ===========

Net (loss) income per $10 unit of L.P. Capital   $     (.000)   $     (.001)   $     0.038    $     (.007)
                                                 ===========    ===========    ===========    ===========

Average units issued and outstanding               1,306,890      1,306,890      1,306,890      1,306,890
                                                 ===========    ===========    ===========    ===========

                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                ---------     -----------
                                                                                   2003            2002

NET CASH USED IN AND PROVIDED BY OPERATING ACTIVITIES                           $  73,602     $  (122,882)
                                                                                ---------     -----------


CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
    Distributions to Limited Partners                                                   0        (980,167)
                                                                                ---------     -----------

NET CASH PROVIDED BY/(USED) IN FINANCING ACTIVITIES                             $       0     $  (980,167)
                                                                                ---------     -----------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                $  73,602     $(1,103,049)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  249,824       1,325,875
                                                                                ---------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 323,426     $   222,826
                                                                                =========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest (excluding amount capitalized to fixed assets and inventory)   $       0     $         0
                                                                                =========     ===========

                                     5 of 10

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                            WHITEFORD PARTNERS, L.P.
                               September 30, 2003
                                   (Unaudited)
--------------------------------------------------------------------------------

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

In the opinion of management, the unaudited information includes all adjustments (all of which are of a normal recurring nature) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at September 30, 2003 and the condensed consolidated results of its operations for the three and nine months ending September 30, 2003 and 2002 and the condensed consolidated cash flows for the nine months ending September 30, 2003 and 2002. Operating results for the period ending September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2002.

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

Results of Operations
---------------------

Three and Nine Months ended September 30, 2003 Compared to Three and Nine Months
--------------------------------------------------------------------------------
ended September 30, 2002
------------------------

The Partnership sold substantially all of its operating assets on November 11, 2001 and as such, the three and nine months ended September 30, 2003 and September 30, 2002 do not include the sale of meat products or the costs related thereto.

For the three and nine months ended September 30, 2003, the Partnership received interest income on the subordinated note receivable and cash investments and other income aggregating $32,444 and $98,366, respectively and incurred operating expenses of $9,888 and $25,751, respectively. Such operating expenses include primarily general and administrative expenses associated with audit fees, tax return preparation fees and transfer agent fees, litigating expenses, and other general and administrative expenses.

The net income for the three and nine month periods were $22,556 and $72,615, respectively.

In the three and six months ended September 30, 2002, the Partnership received interest income of $39,141 and $111,218 respectfully and incurred expenses of $40,623 and $119,662 respectfully. Net loss for the three and six months ended September 30, 2002 were ($1,482) and ($8,444) respectfully.

In accordance with the Partnership agreement, the Partnership is allocating 100% of net income to the General Partner until the negative capital account is reduced to zero.

Liquidity and Capital Resources
-------------------------------

At September 30, 2003, the Partnership had working capital of $297,951 versus working capital of $225,336 at December 31, 2002. The Partnership paid a distribution to limited partners aggregating $980,168 ($0.75 per unit) during June 2002. Subsequent to the sale of assets to Rochester Meats, the Partnership has no interest bearing debt outstanding.

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

      In December 2001, following the Sale Transaction, Ameriserve notified the Partnership that Ameriserve discovered what it believes are overpayments to the Partnership for prior purchases in the approximate amount of $189,000. Ameriserve subsequently notified the Partnership that if payment of the alleged overpayment is not received, Ameriserve will file a lawsuit to collect the amount allegedly owing. The Partnership investigated the alleged overpayments and the potential liability, if any, for such alleged overpayments. Subsequent to the close of the second quarter of 2002, the Partnership entered into a settlement agreement with Ameriserve regarding the alleged overpayment. The settlement agreement provided for the payment to Ameriserve of $70,000. Such payment was mailed during the third quarter of 2002.

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




                                                WHITEFORD PARTNERS, L.P.


Date:  November 11, 2003                        By /s/ Kevin T. Gannon
                                                   -------------------
                                                   Kevin T. Gannon, President
                                                   Chief Executive Officer
                                                   Chief Financial Officer
                                                   Gannon Group, Inc.
                                                   General Partner


                                    10 of 10