Form 10-K
period 2003-12-31
WHITEFORD PARTNERS L P
filed 2004-04-05
CIK 819215

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 2003

                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number: 33-15962

                            WHITEFORD PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                               76-0222842
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

770 North Center Street, Versailles, Ohio                          45380
------------------------------------------                  --------------------
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


           Securities registered pursuant to Section 12(g) of the Act:

                            Limited Partnership Units
                           1,306,890 Units Outstanding

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes  X   No
    ---

         At March 28, 2004, 1,306,890 Class A units had been subscribed and issued.

                                      INDEX

 Item
  No.                          Description                                  Page
------  --------------------------------------------------------------      ----

        PART I

  1.    Business                                                              1

  2.    Properties                                                            3

  3.    Legal Proceedings                                                     3

  4.    Submission of Matters to a Vote of Security Holders                   3


        PART II

  5.    Market for Registrant's Common Equity and Related Stockholder Matters 3

  6.    Selected Financial Data                                               4

  7.    Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 5

  7A.   Quantitative and Qualitative Disclosure About Market Risk             6

  8.    Financial Statements and Supplementary Data                           6

  9.    Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                  6


        PART III

 10.    Directors and Executive Officers of the Partnership                   7

 11.    Executive Compensation                                                7

 12.    Security Ownership of Certain Beneficial Owners and Management        8

 13.    Certain Relationships and Related Transactions                        8


        PART IV

 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K       8

                                     PART I


ITEM 1.    BUSINESS

A.    GENERAL DEVELOPMENT OF BUSINESS

      Whiteford Partners, L.P. (the ``Partnership'') was formed on June 30, 1987, as a Delaware limited partnership. The Partnership consists of a General Partner, Gannon Group, Inc., and Limited Partners. The offering period of the Partnership terminated on November 10, 1989, with $13,557,550 of Limited Partner gross subscriptions received in the form of Class A Units. Pursuant to the terms of the Prospectus, offering proceeds in the amount of $140,365 were returned to certain Ohio residents when the Partnership's business acquisition program was not substantially completed by December 1989. The Partnership was organized principally to form, acquire, own and operate businesses engaged in the development, production, processing, marketing, distribution and sale of food and related products (the ``Food Businesses'').

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

      The Partnership sold (the "Sale Transaction") substantially all its assets on November 11, 2001, to an affiliate of Rochester Meat Company ("Rochester Meat"), an unaffiliated company, pursuant to an Asset Purchase Agreement (the "Agreement"). The purchase price was $7,950,000, including the assumption or payment of certain liabilities. The purchase price was paid $1,500,000 in cash and the issuance of a subordinated note (the "Subordinated Note") due June 30, 2007 in the principal amount of $1,350,000 (as adjusted) with the balance of the purchase price paid by the assumption of certain liabilities net of other assets. The Subordinated Note bears interest at 9.5% and is prepayable under certain conditions. Additionally, the principal balance of the Subordinated Note may be adjusted downward under certain circumstances.

      In connection with the transaction with Rochester Meat, the Partnership was obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to a consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. agreed to: (i) defer $50,000 of such payment until January 2002, (ii) subordinate $300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and (iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is wholly owned by Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership. The $50,000 payment was made in January 2002 and the $300,000 payment to Greenaway Consultants will be accrued after the $2,613,780 of distributions or net asset value is accumulated on the balance sheet of the Partnership.

      Upon completion of the transaction, the Partnership's assets included the net cash proceeds and the Subordinated Note, subject to the then remaining obligations to Greenaway Consultants, Inc. and the General Partner, other closing costs and potential liabilities, if any, associated with litigation with Ameriserve, Inc., a former customer and a major national distributor of food and related products, which filed for protection under bankruptcy proceedings in January, 2000. As a debtor in bankruptcy, Ameriserve has claimed that all payments made to creditors during the ninety days prior to the bankruptcy are preference items that Ameriserve may recover from its creditors. As a result, Ameriserve instituted a lawsuit against the Partnership and other suppliers to recover its estimate of the preference amounts. The amount sought by Ameriserve in the lawsuit approximated $800,000. The Partnership filed a response to their motion and entered into a settlement agreement with Ameriserve in January 2002.

Such settlement agreement provided for a payment by the Partnership of $40,000, which was paid in January 2002 to settle such claim. In December 2001, following the Sale Transaction, Ameriserve notified the Partnership that Ameriserve discovered what it believed were overpayments to the Partnership for prior purchases in the approximate amount of $189,000. Ameriserve notified the Partnership that if payment of the alleged overpayment was not received, Ameriserve would file a lawsuit to reflect the amount allegedly owed. The Partnership investigated the alleged overpayments and the potential liability, if any, for alleged overpayments. During the third quarter of 2002, the Partnership entered into a settlement agreement with Ameriserve regarding the alleged overpayment. The settlement agreement provided for the payment to Ameriserve of $70,000. Such payment was paid during the third quarter of 2002.

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

      Prior to the Sale Transaction and for the period ended November 11, 2001, Whiteford's processed and sold 28.9 million pounds of products ($31.9 million) through its further processing and distribution operations. Whitefords had no sales of meat products in 2002 or 2003.

Marketing and Sales

      Whitefords has no sales of meat products in 2002 or 2003. Prior to the Sale Transaction, Whiteford's customers consisted primarily of fast food retail chains in addition to HRI (Hotel, Restaurant, Institutional) customers and food products distributors. Sales operations were conducted locally by sales representatives from the Versailles location and through unaffiliated food products distributors and food brokers.

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

      The Whiteford's operation at Versailles, Ohio employed 175 personnel at November 11, 2001, the date of the Sale Transaction and no employees as of December 31, 2002 or December 31, 2003. The General Partner believes there will be sufficient personnel available to adequately manage the Partnership's business affairs.

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

                                                                                                   Estimated Annual
                                                                                                  Tons of Production
                                                                                                  ------------------
                       General                                                                                 2001
    Location          Character             Size                                                  Capacity    Actual
----------------     ----------    -------------------------------------------------------        --------    ------
Versailles, Ohio        Meat       Two separate facilities (1) 71,400 and(1) 33,000 square         40,000      19,000
                     Processing    feet on 20 acres of land, (8) hamburger/specialty lines,
                       Plant       (2) grinding lines, (1) precooked line, (3) smoke houses,
                                   freezers, coolers, dry storage and office space.

All Whiteford's facilities were subject to a mortgage with two banks, prior to the Sale Transaction.

ITEM 3.    LEGAL PROCEEDINGS

      Ameriserve, Inc., a former customer and a major national distributor of food and related products, filed for protection under bankruptcy proceedings in January 2000. As a debtor in bankruptcy, Ameriserve has claimed that all payments made to creditors during the ninety days prior to the bankruptcy are preference items which Ameriserve may recover from its creditors. As a result, Ameriserve instituted a lawsuit against the Partnership and other suppliers to recover its estimate of the preference amounts.

      The amount sought by Ameriserve in the lawsuit approximated $800,000. The Partnership filed a response to their action. In January 2002, the Partnership entered into a settlement agreement with Ameriserve that required a payment of $40,000 by the Partnership. A payment of $40,000 was made in January 2002 pursuant to the Settlement Agreement. The Partnership recorded a liability of $40,000 in connection with the Ameriserve action. The Partnership, prior to the Settlement Agreement, had agreed to escrow proceeds from the sale of its assets to defend or satisfy the Ameriserve potential claims until such claims were settled or otherwise compromised.

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

      The following table sets forth the amounts and dates of distributions to holders of Limited Partnership Units in 1998 and 1999 and 2002. No distributions were issued during 2000, 2001 or 2003.

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

      Prior to the Sale Transaction, certain of the Partnership's loans with its lender contained restrictive covenants. One of the covenants restricted the Partnership from declaring or paying any distributions to its partners without the prior consent of the bank. Such loans were paid in full in 2001 as the result of the Sale Transaction.

      The following table sets forth the approximate number of holders of record of the equity securities of the Partnership as of December 31, 2003:

              Title of Class                        Number of Record Holders
              --------------                        ------------------------

         Limited Partnership Units                          1,314

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

                                                                 Year Ended December 31
                                      ---------------------------------------------------------------------------
                                           2003             2002          2001            2000            1999
                                           ----             ----          ----            ----            ----
STATEMENT OF OPERATIONS DATA:
Revenues:
    Sale of meat products             $          0    $          0   $ 31,705,599    $ 40,158,449    $ 51,549,748
    Interest and other                     130,981         143,878        231,103         158,450         166,680
                                      ------------    ------------   ------------    ------------    ------------
         Total revenues                    130,981         143,878     31,936,702      40,316,899      51,716,428
    Cost of sales                                0               0     30,659,496      37,024,111      48,705,602
                                      ------------    ------------   ------------    ------------    ------------
Gross profit
    Meat products                                                       1,046,103       3,134,338       2,844,146
    Other                                                                 231,103         158,450         166,680
                                      ------------    ------------   ------------    ------------    ------------
        Total gross profit                 130,981         143,878      1,277,206       3,292,788       3,010,826
                                      ------------    ------------   ------------    ------------    ------------

Selling and administrative expenses        145,009         129,022      1,436,690       1,688,685       2,266,593
Depreciation, amortization
    and interest                                 0               0      1,474,437       2,007,919       1,915,768
Write-off of goodwill                            0               0      2,350,550               0               0
Loss on sale of assets                           0               0      1,972,651               0               0
                                      ------------    ------------   ------------    ------------    ------------
                                           145,009         129,022      7,234,328       3,696,604       4,182,361
                                      ------------    ------------   ------------    ------------    ------------
    Net (loss) income                 $    (14,028)   $     14,856   $ (5,957,122)   $   (403,816)   $ (1,171,535)
                                      ============    ============   ============    ============    ============

(Loss) income per unit of
    Limited Partners' Capital         $       (.01)   $       0.01   $      (4.51)   $      (0.31)   $      (0.90)
                                      ============    ============   ============    ============    ============
Weighted average units
    outstanding                          1,306,890       1,306,890      1,306,890       1,306,890       1,306,890
                                         =========       =========      =========       =========       =========

BALANCE SHEET DATA (December 31):

                                    2003           2002           2001           2000            1999
                                    ----           ----           ----           ----            ----
Working capital (deficit)      $    325,466   $    225,336   $  1,190,648   $   (246,226)   $ (1,372,016)
Total assets                      1,708,984      1,610,512      2,686,919     16,755,410      19,620,720
Long-term debt, less current
    maturities                      114,158              0              0      4,050,711       3,527,128
Total partners' capital           1,561,308      1,575,336      2,540,648      8,497,770       8,901,586


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis set forth below should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere herein.

Application of Critical Accounting Policies (See also Notes to Consolidated Financial Statements.)

    The Partnership's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Partnership believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

    The Partnership records revenue when earned.

Information Regarding and Factors Affecting Forward-Looking Statements:

    The Partnership is including the following cautionary statement in this Annual Report on Form 10-K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of the Partnership. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risk and uncertainties, which could cause actual results to differ materially from those expressed in the forward-looking statements. The Partnership's expectations, beliefs and projections are expressed in good faith and are believed by the Partnership to have reasonable basis, including without limitation, Management's examination of historical operating trends, data contained in the Partnership's records, and other data available from third parties, but there can be no assurance that Management's expectations, beliefs, or projections would result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, important factors that, in the view of the Partnership, could cause actual results to differ materially from those discussed in the forward-looking statements include the ability of the Partnership to obtain acceptable forms and amounts of financing, competitive factors, regulatory approvals and developments, economic conditions, the impact of competition and pricing, and other factors affecting the Partnership and Whiteford Foods' business that is beyond the Partnership's control. The Partnership has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

     The Partnership was organized as a Limited Partnership with a maximum operating life of twenty years ending 2007. The source of its capital has been from the sale of Class A, $10 Limited Partnership units in a public offering that terminated on November 10, 1989.

Results of Operations

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

     The Partnership sold substantially all of its assets on November 11, 2001, and as such, the results for the years ended December 31, 2003 and 2002, do not include the sale of meat products or the costs related thereto.

     For the year ended December 31, 2003, the Partnership received interest income on the subordinated note receivable, cash investments and other miscellaneous income aggregating $130,981. Also, during 2003, the Partnership incurred general and administrative expenses associated with the audit and tax return preparation, transfer agent fees, and other general and administrative expenses (including the Greenaway Consultant fee accrued of $114,158) aggregating $145,009.

     During the year ended December 31, 2002, the Partnership received interest income of $143,878 and incurred general and administrative expenses associated with the audit and tax return property, transfer agent fees, litigation expense and other administrative expense aggregating $129,022.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

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

     The Partnership reported net income (loss) for the years ended December 31, 2001 ($5,957,122). The loss for the 2001 period related pursuant to the write-off of goodwill and the loss on the Sale Transaction.

     Gross margins on meat sales were 3.3% for the year ended December 31, 2001. This decrease in gross margins were impacted by: i) increase in raw material costs and ii) the semi-variable nature of certain costs of meat products sold such as labor, packaging and utilities.

     Selling and administrative expenses were $1,436,690 during the year ended December 31, 2001. The decrease is primarily attributable to reduction in volume.

     Depreciation and amortization expense for the year ended December 31, 2001 was $1,034,873.

     Interest expense for the year ended December 31, 2001 was $439,564. The decrease of $265,914 primarily relates to the decrease in the average debt outstanding during 2001 as the result of the Sale Transaction.

     The Partnership reported a net loss of $5,957,122 for the year ended December 31, 2001 reflecting the aforementioned change in operations, a loss on sale of assets and write-off of goodwill.

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

Liquidity and Capital Resources

     At December 31, 2003, and December 31, 2002, the Partnership had a working capital position of $325,466 and $225,336, respectively. Working capital increased due to the receipt of interest income.

     The Limited Partnership Agreement provides for the General Partner to receive an annual administrative fee. The fee is equal to 2% (adjusted for changes in the Consumer Price Index after 1989) of net business investment (defined as $8.50 multiplied by Partnership units outstanding). However, such amounts payable to the General Partner are limited to 10% of aggregate distributions to all Partners from "Cash Available for Distributions." As defined in the Limited Partnership Agreement, that portion of the management fee in excess of such 10% limitation is suspended, and future payment is contingent. The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $0 in 2002, $0 in 2001, $0 in 2000, $13,069 in 1999,
$26,138 in 1998, $13,069 in 1997, $-0- in 1996, $10,455 in 1995, $13,069 in
1994, $2,614 in 1993, and $-0- in 1992. Suspended fees during 2001, 2000, 1999,
1998, 1997, 1996, 1995, 1994, 1993 and 1992 respectively, are $300,000,
$300,000, $300,000, $300,000, $287,000, $274,000, $287,000, $300,000, $290,000,
$222,000, $229,000, and $228,000, respectively. The General Partner has agreed to subordinate payment of such fees to the distribution of $2.00 per unit to Limited Partners and the payment of deferred payments to Greenaway Consultants, Inc.

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

     The Company holds a Subordinated Note with interest fixed at 9 1/2% for the life of the note that comes due June 30, 2007. The remaining amount is subject to normal economic risk associated with fluctuating money markets.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data of the Partnership are included in this report after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROL AND PROCEDURES

     The Company's management, with the participation of the Company's Chief Executive Officer, has evaluated the effectiveness of the company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Office concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Company's internal control over financial reporting during the fourth quarter of 2003.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Management

      The Partnership has no officers or directors. The affairs of the Partnership are managed by the Gannon Group, Inc., the General Partner. The directors, executive officers and key employees of the General Partner as of December 31, 2003, are as follows:

     Kevin T. Gannon, age 47, sole director, President and sole stockholder of Gannon Group, Inc.

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

ITEM 11.   EXECUTIVE COMPENSATION

Current Year Remuneration

     The Partnership has no officers or directors. Accordingly, no direct remuneration was paid to officers and directors of the Partnership for the year ended December 31, 2003 or 2002. Remuneration to the General Partner is pursuant to Article VI of the LIMITED PARTNERSHIP AGREEMENT (filed as Exhibit A to the Prospectus included in the Partnership's Registration Statement on Form S-1 [File No. 2-98273]) and incorporated herein by reference.

     Pursuant to Section 6.4(c) of the Limited Partnership Agreement, the General Partner is entitled to receive a management fee of approximately $300,000 for the calendar year 2003. However, Section 6.4(c)(v) limits all amounts payable to the General Partner pursuant to Section 6.4(c) to an amount which does not exceed 10% of aggregate distributions to Partners from "Cash Available for Distributions". Under the Limited Partnership Agreement, Cash Available for Distributions is comprised of cash funds from operations (after all expenses, debt repayments, capital improvements and replacements, but before depreciation) less amounts set aside for restoration or reserves. That portion of the management fee in excess of such 10% limitation is suspended, and future payment is delayed until such payment may be made without exceeding such limit. On dissolution of the Partnership, Section 15.3(a)(ii) of the Limited Partnership Agreement generally provides for the payment of creditors, and then pro rata payment to record holders for loans or other amounts owed to them by the Partnership, including without limitation any amounts owed to the General Partner pursuant to Section 6.4. Any amounts payable to the General Partner under Section 15.3(a)(ii) will be dependent upon the funds available for distribution on the dissolution of the Partnership.

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

     During calendar year 2002, the Partnership made one distribution to the Limited Partners ($980,167.50, or $0.75 per unit). As a result, in 2002, the Partnership suspended payment to the General Partner of $300,000 of such management fee. The cumulative amount of annual management fees that have been suspended is $3,317,000.

Other Compensation Arrangements

     There is no plan provided for or contributed to by the Partnership or the General Partner that provides annuity, pension or retirement benefits for the General Partner or the officers and directors of the General Partner. There is no existing plan provided for or contributed to by the General Partner that provides annuity, pension or benefits for its officers or directors. There are no arrangements for remuneration covering services as a director between the Partnership and any director of the General Partner. No options to purchase any securities of the General Partner were granted or exercised during its fiscal year ended December 31, 2002. No options were held to purchase securities of the Partnership as of December 31, 2002, and as of the date hereof.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Ernst & Young LLP served as the independent auditor for the Partnership for the year ending December 31, 2003. The following sets forth the fees for the Partnership for the year ended December 31, 2003 and 2003 provided by the Partnership accounting firm, Ernst & Young LLP.

                                        2003      2002
                                        ----      ----
                      Audit Fees      $20,000   $ 3,500
                      Tax Fees          5,000     6,500
                                      -------   -------
                      Total           $25,000   $10,000
                                      =======   =======

                      All fees were pre-approved.

     There were no Form 8-K's filed during the quarter.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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



                                               Whiteford Partners L.P.
                                               -----------------------
                                                   (Registrant)
                                               By Gannon Group, Inc.
                                               Its General Partner


Date: March 28, 2004                           /s/ Kevin T. Gannon
--------------------                           -------------------
                                               Chief Executive Officer
                                               And President


      Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


   Signatures                        Title                            Date
   ----------                        -----                            ----

                        Chief Executive officer, President,       March 30, 2004
/s/Kevin T. Gannon      Chairman of the Board and Sole            --------------
------------------      Director (Principal Executive Officer),
Kevin T. Gannon         Chief Financial Officer, and
                        Chief Accounting Officer

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

                          YEAR ENDED DECEMBER 31, 2002

                            WHITEFORD PARTNERS, L.P.

FORM 10-K -- Item 8, Item 14 (a) (1) and (2), (c) and (d)

           The following financial statements and financial statement schedules of the Partnership are included as part of this report at Item 8:

(a) 1. Financial Statements


           Consolidated Balance Sheets - December 31, 2003, and 2002.

           Consolidated Statements of Operations - for the years ended December 31, 2003, 2002, and 2001.

           Consolidated Statements of Changes in Partners' Capital - for the years ended December 31, 2003, 2002, and 2001.

           Consolidated Statements of Cash Flows - for the years ended December 31, 2003, 2002, and 2001.

           Notes to Consolidated Financial Statements

           Report of Independent Auditors


(a) 2. See Index to Exhibits immediately following the financial statement schedules.

                            Whiteford Partners, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                                Year Ended December 31
                                                            -----------------------------

    ASSETS                                                        2003           2002
                                                            -------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                 $    348,296    $    249,824
   Interest Receivable                                             10,688          10,688
                                                             ------------    ------------

             TOTAL CURRENT ASSETS                                 358,984         260,512

SUBORDINATED NOTE RECEIVABLE                                    1,350,000       1,350,000
                                                             ------------    ------------

             TOTAL ASSETS                                    $  1,708,984    $  1,610,512
                                                             ============    ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued expenses and other liabilities                    $     33,518    $     35,176
                                                             ------------    ------------

             TOTAL CURRENT LIABILITIES                             33,518          35,176
   Subordinated consulting fee payable                            114,158            --

PARTNERS' CAPITAL:
   General Partner:
      Capital contributions                                       132,931         132,931
      Capital transfers to Limited Partners                      (117,800)       (117,800)
      Interest in net (loss)                                      (49,266)        (49,126)
      Distributions                                               (38,171)        (38,171)
                                                             ------------    ------------
                                                                  (72,306)        (72,166)
                                                             ------------    ------------
Class A Limited Partners:
   Capital contributions, net of organization and
       offering costs of $2,010,082                            11,172,274      11,172,274
   Capital transfers from the General Partner                     116,554         116,554
   Interest in net (loss)                                      (4,888,448)     (4,874,560)
   Distributions                                               (4,766,766)     (4,766,766)
                                                             ------------    ------------
                                                                1,633,614       1,647,502
                                                             ------------    ------------
              TOTAL PARTNERS' CAPITAL                           1,561,308       1,575,336
                                                             ------------    ------------

                   TOTAL LIABILITIES AND PARTNERS' CAPITAL   $  1,708,984    $  1,610,512
                                                             ============    ============

                 See notes to consolidated financial statements.

                            Whiteford Partners, L.P.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Year Ended December 31
                                                        --------------------------------------------
                                                             2003           2002            2001
                                                        ------------    ------------    ------------
REVENUE
     Sales of meat products                             $       --      $       --      $ 31,705,599
     Interest and other                                      130,981         143,878         231,103
                                                        ------------    ------------    ------------
                                                             130,981         143,878      31,936,702

COST AND EXPENSES
     Cost of meat products sold                                    0               0      30,659,496
     Selling and administrative                              145,009         129,022       1,436,690
     Administrative fee - General Partner                          0               0               0
     Depreciation and amortization                                 0               0       1,034,873
     Interest                                                      0               0         439,564
     Write-off of goodwill                                         0               0       2,350,550
     Loss on sale of assets                                        0               0       1,972,651
                                                        ------------    ------------    ------------
                                                             145,009         129,022      37,893,824
                                                        ------------    ------------    ------------

              NET (LOSS) INCOME                         $    (14,028)   $     14,856    $ (5,957,122)
                                                        ============    ============    ============


Summary of net (loss) income allocated to:
     General Partner                                    $       (140)   $        148    $    (59,571)
     Class A Limited Partners                                (13,888)         14,708    $ (5,897,551)
                                                        ------------    ------------    ------------
                                                        $    (14,028)   $     14,856    $ (5,957,122)
                                                        ============    ============    ============


Net (loss) income per unit of Limited Partner Capital   $      (0.01)   $       0.01    $      (4.51)
                                                        ============    ============    ============
Weighted average units issued and outstanding              1,306,890       1,306,890       1,306,890
                                                        ============    ============    ============

                 See notes to consolidated financial statements.

                            Whiteford Partners, L.P.
             Consolidated Statements of Changes in Partners' Capital

                                            General Partner                                 Class A Limited Partners
                            -------------------------------------------------   ----------------------------------------------------
                                                                                                Capital
                                           Capital                                             Transfers
                                          Transfers    Interest                                  from      Interest
                              Capital     to Limited    in Net                     Capital      General     in Net
                           Contributions   Partners     (Loss)   Distributions  Contributions   Partner     (Loss)     Distributions
                           -------------   --------     ------   -------------  -------------   -------     ------     -------------
Balance, January 1, 1998     $ 132,931   $ (117,800)  $ 18,684    $ (34,251)    $ 11,172,274   $ 116,554  $ 1,838,686  $ (3,394,531)
Balance, December 31, 2000   $ 132,931   $ (117,800)  $ 10,297    $ (38,171)    $ 11,172,274   $ 116,554  $ 1,008,283  $ (3,786,598)
Net Loss                                               (59,571)                                            (5,897,551)
                            -------------------------------------------------------------------------------------------------------
Balance, December 31, 2001     132,931     (117,800)   (49,274)     (38,171)      11,172,274     116,554   (4,889,268)   (3,786,598)
Net Income/Distribution                                    148                                                 14,708     ($980,168)
                            -------------------------------------------------------------------------------------------------------
Balance, December 31, 2002     132,931     (117,800)   (49,126)     (38,171)      11,172,274     116,554   (4,874,560)   (4,766,766)
Net Loss                                                  (140)                                               (13,888)
                            -------------------------------------------------------------------------------------------------------
Balance December 31, 2003    $ 132,931   $ (117,800) $ (49,266)   $ (38,171)    $ 11,172,274   $ 116,554  ($4,888,448) $ (4,766,766)
                            =======================================================================================================

                 See notes to consolidated financial statements.

                            Whiteford Partners, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                            -----------------------------------------
                                                                 2003           2002          2001
                                                            -----------------------------------------
OPERATING ACTIVITIES:
   Net (loss) income                                        $   (14,028)   $    14,856    $(5,957,122)
   Adjustments to reconcile net (loss) income to net cash
       used provided by operating activities:
       Depreciation and amortization                                  0              0      1,034,873
       Loss on sale of assets                                         0              0      1,972,651
       Write-off of goodwill                                          0              0      2,350,550
       Changes in operating assets and
liabilities:
         Accounts receivable - trade                                  0              0      1,061,960
         Inventories                                                  0              0      2,501,717
         Prepaid expenses                                             0              0         67,715
         Interest receivable                                          0            356        (11,044)
         Accounts payable - trade                                     0              0     (1,453,765)
         Accrued expenses and subordinated                      112,500       (111,095)      (183,953)
             consulting fee payable
                                                            -----------------------------------------
NET CASH PROVIDED (USED)  BY OPERATING                           98,472        (95,883)     1,383,582
  ACTIVITIES


INVESTING ACTIVITIES:
   Purchase of property and equipment                                 0              0       (301,572)
   Proceeds from disposal of property and equipment                   0              0      6,388,205
                                                            -----------------------------------------
NET CASH PROVIDED INVESTING                                           0              0      6,086,633
  ACTIVITIES


FINANCING ACTIVITIES:
  Proceeds from notes payable and long-term debt                      0              0              0
  Payments on notes payable and long-term debt                        0              0     (6,473,651)
  Distributions to Limited and General Partners                       0       (980,168)             0
                                                            -----------------------------------------
NET CASH USED BY FINANCING                                            0       (980,168)    (6,473,651)
  ACTIVITIES
                                                            -----------------------------------------
 INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                  98,472     (1,076,051)       996,564
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                           249,824      1,325,875        329,311
                                                            -----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   348,296    $   249,824    $ 1,325,875
                                                            =========================================

                 See notes to consolidated financial statements.

WHITEFORD PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
--------------------------------------------------------------------------------
NOTE A - ORGANIZATION, BUSINESS AND ACQUISITIONS

    Whiteford Partners, L.P., (the "Partnership"), formerly Granada Foods, L.P., was formed on June 30, 1987, as a Delaware limited partnership. Prior to May 4, 1992, the Partnership consisted of a General Partner, Granada Management Corporation, ("Granada"), and the Limited Partners. On May 4, 1992, Granada assigned its sole general partner interest in the Partnership to Gannon Group, Inc. and the Partnership was renamed Whiteford Partners, L.P.

   The operational objectives of the Partnership are to own and operate businesses engaged in the development, production, processing, marketing, distribution and sale of food and related products ("Food Businesses") for the purpose of providing quarterly cash distributions to the partners while providing capital appreciation through the potential appreciation of the Partnership's Food Businesses. The Partnership expects to operate for twenty years from inception, or for such shorter period as the General Partner may determine is in the best interest of the Partnership, or for such shorter period as determined by the majority of the Limited Partners.

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

   On March 26, 1990, the Partnership, through Whiteford Foods Venture, ("Whiteford's L.P.") (formerly Granada/Whiteford Foods Venture, L.P.), a joint venture with an affiliate of the then General Partner, acquired the business assets of Whiteford's Inc., a meat processing and distribution company. The Partnership and Whiteford's have operated in the food business segment only. The cash purchase price of the assets was $8,275,000 with liabilities of $3,776,806 assumed. The excess of the purchase price over the estimated fair value of the net tangible assets acquired of approximately $3,825,000 was recorded as goodwill. The acquisition was accounted for using the purchase method of accounting and, accordingly, the financial statements include the operations of Whiteford's from the date of acquisition.

    At December 31, 2003, and at December 31, 2002, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

   On November 11, 2001, the Partnership sold (the "Sale Transaction") substantially all its assets to an affiliate of Rochester Meat Company ("Rochester Meat"), an unaffiliated company, pursuant to an Asset Purchase Agreement (the "Agreement"). The purchase price was $7,950,000, including the assumption or payment of certain liabilities. The purchase price was paid $1,500,000 in cash and the issuance of a subordinated note (the "Subordinated Note") due June 30, 2007 in the principal amount of $1,350,000 (As Adjusted), with the balance of the purchase price paid by the assumption of certain liabilities net of other assets. The Subordinated Note bears interest at 9.5% and is prepayable under certain conditions. Additionally, the principal balance of the Subordinated Note may be adjusted downward under certain circumstances.

   In connection with the transaction with Rochester Meat, the Partnership was obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to a consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. agreed to: (i) defer $50,000 of such payment until January 2002 (which was paid in January
2002), (ii) subordinate $300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and
(iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is wholly owned by Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership. The $50,000 payment was made in January 2002 and the $300,000 subordinated payment to Greenaway Consultants is being accrued after distributions and limited partner net asset values exceed $2.00 per unit.

   Upon completion of the transaction, the Partnership's assets included the net cash proceeds and the Subordinated Note, subject to the then remaining obligations to Greenaway Consultants, Inc., and the General Partner, other closing costs and liabilities associated with pending litigation with Ameriserve, Inc., a former customer and a major national distributor of food and related products, which filed for protection under bankruptcy proceedings in January, 2000. As a debtor in bankruptcy, Ameriserve claimed that all payments made to creditors during the ninety days prior to the bankruptcy are preference items which Ameriserve may recover from its creditors. As a result, Ameriserve instituted a lawsuit against the Partnership and other suppliers to recover its estimate of the preference amounts. The amount sought by Ameriserve in the lawsuit approximated $800,000. The Partnership filed a response to their motion and entered into a settlement agreement with Ameriserve in January 2002. Such settlement agreement provided for a payment by the Partnership of $40,000, which was paid in January 2002 to settle such claim. . In December 2001, following the Sale Transaction, Ameriserve notified the Partnership that Ameriserve discovered what it believed were overpayments to the Partnership for prior purchases in the approximate amount of $189,000. Ameriserve notified the Partnership that if payment of the alleged overpayment was not received, Ameriserve would file a lawsuit to reflect the amount allegedly owed. The Partnership investigated the alleged overpayments and the potential liability, if any, for alleged overpayments. During the third quarter of 2002, the Partnership entered into a settlement agreement with Ameriserve regarding the alleged overpayment. The settlement agreement provided for the payment to Ameriserve of $70,000. Such payment was paid during the third quarter of 2002.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation. The consolidated financial statements include the Partnership and Whiteford's, from the date of acquisition (March 26, 1990). Significant intercompany account balances and transactions have been eliminated in consolidation.

   Property and Equipment. Property and equipment is stated at cost. Depreciation, computed using the straight-line method on the basis of the estimated useful lives of the depreciable assets, was $0, $0, and $896,438 in years 2003, 2002, and 2001, respectively. The costs of ordinary repairs and maintenance are charged to expense, while betterment and major replacements were capitalized.

     The carrying value of property and equipment and other long-lived assets is reviewed if the facts and circumstances suggest it may be impaired. If this review indicates the carrying value of the assets may not be recoverable, based on estimates of their undiscounted cash flows, the carrying value will be reduced to the asset's fair market value.

     Other Assets. Goodwill associated with the acquisition of Whiteford's Inc. was amortized on a straight-line basis over a thirty-year period, until September 2001, at which time Goodwill was written off.

     The loss on the sale of assets was taken in the third quarter of 2001 to reflect the expected transaction to occur with Rochester Meat Company, in the amount of $1,972,651.

     Goodwill was impaired in the third quarter of 2001 in the amount of $2,354,550.

     Revenue Recognition. Revenue is generally recognized when title passes which is generally at the time of shipment or when earned.

     Distributions. The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determination. Distributions of $0, $980,168, and $0 to Limited Partners were recorded in 2003, 2002, and 2001, respectively.

     Income Taxes. The Partnership files an information tax return. The items of income and expense are allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership.

     Cash, Cash Equivalents and Cash Flows. Cash and cash equivalent amounts approximate fair value. For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Total interest paid was $0, $0, and $439, for 2003, 2002, and 2001, respectively.

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

     Fair Value. The fair value of the subordinated note receivable as determined by similar instruments in the marketplace is estimated at $1,350,000.

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

     The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $0 in 2003, $0 in 2002, and $0 in 2001. Suspended fees as of December 31, 2003, for which no accrual had been recorded, total $3,317,000 ($3,017,000 as of December 31, 2002). This only becomes an obligation of the Partnership upon a change of control or sale of substantially all of the assets of the Partnership. The Partnership also has a service agreement with Greenaway Consultant, Inc. ("GCI"), which provides for the former principal owner of Whiteford's to provide consulting services to the Partnership. The agreement was extended for five years expiring December 31, 2001, and provides minimum consulting fees of approximately $250,000 per annum. During 2000, 1999 and 1998 the minimum was paid. GCI was due a payment of $500,000 upon a sale of substantially all of the assets of the Partnership. However, GCI and the Partnership modified such agreement at the time of the Sale Transaction to provide for a payment of $50,000 in January 2002 and the payment of up to $300,000, subordinated to total distributions of $2 per unit to limited partner investors. The remaining balance due under such agreement ($150,000) was forgiven. The $300,000 amount has commenced accruing in 2003 as a result of its subordination to the partnership.

NOTE D - LONG TERM DEBT

     The Partnership had no long-term debt outstanding as of December 31, 2003, or 2002.

     Prior to the Sale Transaction, the revolving credit agreement permitted borrowings based on a percentage of eligible accounts receivable and inventories. Prior to the Sale Transaction, long-term debt and borrowing under the revolving credit agreement were collateralized by substantially all of the Partnership's property and equipment, inventory and accounts receivable.

     During 2003, 2002, and 2001, the weighted average interest rate on short-term borrowing was 0%, 0%, and 8.8%, respectively, while the weighted-average month-end amount outstanding was $0, $0, and $2,251,250, respectively.

    Interest paid in 2001 was $439,564. No interest was paid in 2003 or 2002.

NOTE E - LEASES

    Lease Commitments. Prior to the Sale Transaction, the Partnership's leased buildings and equipment under various noncancelable operating lease agreements. Lease rental expense for 2001 was $479,908. There are no future minimum lease payments.

NOTE F - EMPLOYEE BENEFIT PLAN

     The Partnership had a 401(k) Plan that covered substantially all employees who have completed one year of service. The Partnership matched a percentage up to 25% of the participant's contributions up to 6% of employee eligible compensation. Contributions to the Plan were $14,130 in 2001. No contributions were required for 2003 or 2002.

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

   Sales of meat products to major customers are summarized as follows for the years ended December 31, 2002 and 2001.

      CUSTOMER            2003              2002                  2001
      --------            ----              ----                  ----

        A                 $  0              $  0              $12,066,165
        B                    0                 0                3,608,757
        C                    0                 0                2,878,506
        D                    0                 0                1,915,872
        E                    0                 0                1,216,533
        F                    0                 0                1,180,525
                          ----              ----              -----------
                          $  0              $  0              $22,866,358

NOTE I - QUARTERLY DATA (UNAUDITED)

                                  2003 Quarters
---------------------------------------------------------------------------------------
Sales                        --           --           --            --            --
Gross profit                 --           --           --            --            --
Net income (loss)          25,833       24,226       22,556       (86,843)      (14,028)
Income  (loss) per
   unit of Limited
   Partners' Capital                $      .02   $      .02    $     (.07)   $      .01
                                                                             $      .02
Weighted average
   units outstanding    1,306,890    1,306,890    1,306,890     1,306,890     1,306,890

                                  2002 Quarters
--------------------------------------------------------------------------------------
Sales                           0            0             0             0            0
Gross profit                    0            0             0             0            0
Net income (loss)              93       (6,962)       (1,482)       23,207       14,856
Income  (loss) per
   unit of Limited
   Partners' Capital   $      .00   $     (.01)   $     (.00)   $      .02   $      .01
Weighted  average
   units outstanding    1,306,890    1,306,890     1,306,890     1,306,890    1,306,890

                         Report of Independent Auditors

Limited and General Partners
Whiteford Partners, L.P.

We have audited the accompanying consolidated balance sheets of Whiteford Partners, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whiteford Partners, L.P. and subsidiary at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & YOUNG LLP
Dayton, Ohio
March 30, 2004

                           INDEX TO ATTACHED EXHIBITS

Exhibit
--------------------------------------------------------------------------------

3.& 4. Limited Partnership Agreement of the Partnership incorporated by reference to Exhibit ``A'' to Prospectus (pages A 1 - A 40) included in the Partnership's Registration Statement on Form S-1 (File No. 33-15962).

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

14.1   Code of Ethics.

14.2   Certificate.