Form 10-Q
period 2004-03-31
WHITEFORD PARTNERS L P
filed 2004-05-07
CIK 819215

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

               Class                            Units Outstanding at May 6, 2004
-------------------------------------
Limited Partnership Class A $10 Units                     1,306,890

                         This document contains 10 pages

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                   THREE MONTHS ENDED MARCH 31, 2004 and 2003
--------------------------------------------------------------------------------

                                                                     Page Number

Part I.  FINANCIAL INFORMATION

        Item 1.Financial Statements


           Condensed Consolidated Balance Sheets as of March 31, 2004
               (Unaudited) and December 31, 2003...............................3



           Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (Unaudited)................4



           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (Unaudited)................5


           Notes to Condensed Consolidated Financial Statements (Unaudited)....6


        Item 2.Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................8



PART II.  OTHER INFORMATION....................................................9


                                     2 of 10

                            Whiteford Partners, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               March 31,      December 31,
ASSETS                                                           2004            2003
                                                                 ----            ----
CURRENT ASSETS:
   Cash and cash equivalents                                 $    368,735    $    348,296
   Interest Receivable                                             10,688          10,688
                                                             ------------    ------------

             TOTAL CURRENT ASSETS                                 379,423         358,984

SUBORDINATED NOTE RECEIVABLE                                    1,350,000       1,350,000
                                                             ------------    ------------

             TOTAL ASSETS                                    $  1,729,423    $  1,708,984
                                                             ============    ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued expenses and other liabilities                    $     53,313    $     33,518
                                                             ------------    ------------

             TOTAL CURRENT LIABILITIES                             53,313          33,518
   Subordinated consulting fee payable                            114,802         114,158

PARTNERS' CAPITAL:
   General Partner:
      Capital contributions                                       132,931         132,931
      Capital transfers to Limited Partners                      (117,800)       (117,800)
      Interest in net (loss)                                      (49,266)        (49,266)
      Distributions                                               (38,171)        (38,171)
                                                             ------------    ------------
                                                                  (72,306)        (72,306)
                                                             ------------    ------------
Class A Limited Partners:
   Capital contributions, net of organization and
       offering costs of $2,010,082                            11,172,274      11,172,274
   Capital transfers from the General Partner                     116,554         116,554
   Interest in net (loss)                                      (4,888,448)     (4,888,448)
   Distributions                                               (4,766,766)     (4,766,766)
                                                             ------------    ------------
                                                                1,633,614       1,633,614
                                                             ------------    ------------
             TOTAL PARTNERS' CAPITAL                            1,561,308       1,561,308
                                                             ------------    ------------

               TOTAL LIABILITIES AND PARTNERS' CAPITAL       $  1,729,423    $  1,708,984
                                                             ============    ============

                 See notes to consolidated financial statements.
Note: The Condensed Balance Sheet at December 31, 2003, has been taken from the audited financial statements at such date.

                                     3 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------


                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                              2004         2003
                                              ----         ----

Revenue
    Interest and other income             $   32,626       33,451
                                          ----------   ----------
                                              32,626       33,451

Costs and Expenses
    General and administrative expenses       32,626        7,618
                                          ----------   ----------

        NET INCOME                        $        0   $   25,833
                                          ----------   ----------

Summary of net loss allocated to
    General Partner                       $        0   $      258
    Limited Partners                               0       25,575
                                          ----------   ----------
                                          $        0   $   25,833
                                          ----------   ----------


Net income per $10 unit of L.P. Capital   $     0.00   $    .0196
                                          ==========   ==========

Average units issued and outstanding      $1,306,890    1,306,890
                                          ==========    =========


                                     4 of 10

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                     Three Months Ended
                                                          March 31,
                                                       ---------------
                                                       2004       2003
                                                       ---------------


NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES     $ 20,439   $ 28,604
                                                     --------   --------

(INCREASE) IN CASH AND CASH EQUIVALENTS                20,439     28,604

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      348,296    249,824
                                                     --------   --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $368,735   $278,428
                                                     ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                     $      0   $      0
                                                     ========   ========


                                     5 of 10

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                                 March 31, 2004
                                   (Unaudited)
--------------------------------------------------------------------------------

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

                                     6 of 10

In connection with the transaction with Rochester Meat, the Partnership was obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to a consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. agreed to: (i) a $50,000 payment made in January 2002, (ii) subordinate $300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and (iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is wholly owned by Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership. The $300,000 obligation to Greenaway Consultants is being accrued after distributions and limited partner net asset values equal $2.00 per unit.

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

The accompanying unaudited financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. While the Partnership believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Partnership's most recent annual report for the year ended December 31, 2003. A summary of the Partnership's significant accounting policies is presented on page F-5 of the Partnership's most recent annual report. There have been no material changes in the accounting policies followed by the Partnership during 2004.

In the opinion of management, the unaudited information includes all adjustments (all of which are of a normal recurring nature) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at March 31, 2004 and the condensed consolidated results of its operations for the three months ending March 31, 2004 and 2003 and the condensed consolidated cash flows for the three months ending March 31, 2004 and 2003. Operating results for the period ending March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

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

Results of Operations
---------------------

Three Months ended March 31, 2004 Compared to Three Months ended March 31, 2003
-------------------------------------------------------------------------------

The Partnership sold substantially all of its operating assets on November 11, 2001. For the three months ended March 31, 2004, the Partnership received net interest issued on the subordinated note and cash balances aggregating $32,626 and incurred operating expenses of $32,626. Such operating expenses include general and administrative expenses associated with audit fees, tax return preparation fees, accrual of the subordinated consulting fee to Greenaway Consultants Inc., and transfer agent fees.

For the three months ended March 31, 2003, the Partnership received interest income on the subordinated note receivable and cash investments aggregating $33,451 and incurred operating expenses of $7,618. Such operating expenses include primarily general and administrative expenses associated with audit fees, tax return preparation fees and transfer agent fees.

The net profit for the 2003 period was $0 or $0.00 per unit issued and outstanding.

Liquidity and Capital Resources
-------------------------------

At March 31, 2004, the Partnership had working capital of $326,110 versus working capital of $325,466 at December 31, 2003. Subsequent to the sale of assets to Rochester Meats, the Partnership has no interest bearing debt outstanding.

                                     8 of 10

Market Risk
-----------

There have been no significant changes in market risk since December 31, 2003.

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




                                              WHITEFORD PARTNERS, L.P.


Date   May 6, 2004                            By /s/ Kevin T. Gannon
                                                 -------------------
                                                 Kevin T. Gannon, President
                                                 Chief Executive Officer
                                                 Chief Financial Officer
                                                 Gannon Group, Inc.
                                                 General Partner

                                    10 of 10

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed by the Chairman of the General Partner of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


PART II.   OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits:

 Exhibit
 Number       Description
 ------       -----------
  31.1        CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

  32 CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.