Form 10-Q
period 2004-06-30
WHITEFORD PARTNERS L P
filed 2004-08-13
CIK 819215

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from             to
                                                  -----------   ------------

                        Commission file number: 33-15962

                            WHITEFORD PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)



            Delaware                                              76-0222842
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
    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Units Outstanding at August 14, 2004
-------------------------------------       ------------------------------------
Limited Partnership Class A $10 Units                   1,306,890


                        This document contains 11 pages
                                              ----

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                     SIX MONTHS ENDED JUNE 30, 2004 and 2003
--------------------------------------------------------------------------------


                                                                     Page Number

Part I.  FINANCIAL INFORMATION

    Item 1.Financial Statements


       Condensed Consolidated Balance Sheets as of June 30, 2004
           (Unaudited) and December 31, 2003..................................3



       Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003 (Unaudited)................4



       Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 2004 and 2003 (Unaudited)....................5


       Notes to Condensed Consolidated Financial Statements (Unaudited).......6


    Item 2.Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................8

    Item 3.  Quantitative and Qualitative Discussions About  Market Risk......9

    Item 4.  Controls and Procedures..........................................9


PART II.  OTHER INFORMATION...................................................9

    Item 1.  Legal Proceeding.................................................9

    Item 2.  Change in Securities.............................................9

    Item 3.  Defaults Upon Senior Securities..................................9

    Item 4.  Submission of Matters to a Vote of Security Holders..............9

    Item 5.  Other Materially Important Events................................9

    Item 6.  Exhibits and Reports on Form 8-K................................10

    Signatures    ...........................................................11

    Exhibit 33.0

    Exhibit 34.0

                                     2 of 11

                            Whiteford Partners, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      June 30,      December 31,
                                                        2004           2003
                                                        ----           ----
    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $    370,513    $    348,296
   Interest Receivable                                   10,688          10,688
                                                   ------------    ------------

             TOTAL CURRENT ASSETS                       381,201         358,984

SUBORDINATED NOTE RECEIVABLE                          1,350,000       1,350,000
                                                   ------------    ------------

             TOTAL ASSETS                          $  1,731,201    $  1,708,984
                                                   ============    ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued expenses and other liabilities          $     31,818    $     33,518
                                                   ------------    ------------

          TOTAL CURRENT LIABILITIES                      31,818          33,518
   Subordinated consulting fee payable                  138,075         114,158

PARTNERS' CAPITAL:
   General Partner:
      Capital contributions                             132,931         132,931
      Capital transfers to Limited Partners            (117,800)       (117,800)
      Interest in net (loss)                            (49,266)        (49,266)
      Distributions                                     (38,171)        (38,171)
                                                   ------------    ------------
                                                        (72,306)        (72,306)
                                                   ------------    ------------
Class A Limited Partners:
   Capital contributions, net of organization and
       Offering costs of $2,010,082                  11,172,274      11,172,274
   Capital transfers from the General Partner           116,554         116,554
   Interest in net (loss)                            (4,888,448)     (4,888,448)
   Distributions                                     (4,766,766)     (4,766,766)
                                                   ------------    ------------
                                                      1,633,614       1,633,614
                                                   ------------    ------------
          TOTAL PARTNERS' CAPITAL                     1,561,308       1,561,308
                                                   ------------    ------------

          TOTAL LIABILITIES AND PARTNERS' CAPITAL  $  1,731,201    $  1,708,984
                                                   ============    ============

                       See notes to consolidated financial statements.

Note: The Condensed Balance Sheet at December 31, 2003, has been taken from the audited financial statements at such date.

                                     3 of 11

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                  Three Months Ended           Six Months Ended
                                                        June 30,                   June 30,
                                                        --------                   --------

                                                    2004         2003         2004         2003
                                                    ----         ----         ----         ----

Revenues
    Interest and other income                   $   32,294   $   32,471   $   64,920   $   65,922
                                                ----------   ----------   ----------   ----------
                                                    32,294       32,471       64,920       65,922

Costs and Expenses
    Selling and administrative expenses             32,294        8,245       64,920       15,863
                                                ----------   ----------   ----------   ----------
        NET INCOME OPERATIONS                   $        0   $   24,226   $        0   $   50,059
                                                ==========   ==========   ==========   ==========


Summary of net income allocated to
    General Partner                             $        0   $      242   $        0   $      500
    Limited Partners                                     0       23,984            0       49,559
                                                ----------   ----------   ----------   ----------
                                                $        0   $   24,226   $        0   $   50,059
                                                ==========   ==========   ==========   ==========

Net income per $10 unit of L.P. Capital         $     0.00   $     0.02   $     0.00   $     0.04
                                                ==========   ==========   ==========   ==========

Weighted average units issued and outstanding    1,306,890    1,306,890    1,306,890    1,306,890
                                                ==========   ==========   ==========   ==========

                                     4 of 11

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                             Six Months Ended
                                                                  June 30,
                                                             2004         2003
                                                           --------     --------


NET CASH PROVIDED BY OPERATING ACTIVITIES                  $ 22,217     $ 47,831
                                                           --------     --------

CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
    Distributions to Limited and General Partners                 0            0
                                                           --------     --------

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES                  0            0
                                                           --------     --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             22,217       47,831

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            348,296      249,824
                                                           --------     --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $370,513     $297,655
                                                           ========     ========



                                     5 of 11

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                                  June 30, 2004
                                   (Unaudited)
--------------------------------------------------------------------------------

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


                                     6 of 11

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

Upon completion of the transaction, the Partnership's assets included the net cash proceeds and the Subordinated Note, subject to the then remaining obligations to Greenaway Consultants, Inc. and the General Partner and other closing costs.

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

In the opinion of management, the unaudited information includes all adjustments (all of which are of a normal recurring nature) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at June 30, 2004 and the condensed consolidated results of its operations for the three months and six months ending June 30, 2004 and 2003 and the condensed consolidated cash flows for the three and six months ending June 30, 2004, and 2003. Operating results for the period ending June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

NOTE B - Income Taxes

The Partnership files an information tax return, the items of income and expense being allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership.

                                     7 of 11

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

Results of Operations
---------------------

Three and Six Months ended June 30, 2004 Compared to Three and Six Months Ended
-------------------------------------------------------------------------------
June 30, 2003
-------------

The Partnership sold substantially all of its operating assets on November 11, 2001. For the three and six months ended June 30, 2004, the Partnership received net interest issued on the subordinated note and cash balances aggregating $32,294 and $64,920, respectively and incurred operating expenses of $32,294 and $64,920, respectively. Such operating expenses include general and administrative expenses associated with audit fees, tax return preparation fees, accrual of the subordinated consulting fee to Greenaway Consultants Inc., and transfer agent fees.

For the three and six months ended June 30, 2003, the Partnership received interest income on the subordinated note receivable and cash investments aggregating $32,471 and $65,922 respectively and incurred operating expenses of $8,245 and $15,863 respectively. Such operating expenses include primarily general and administrative expenses associated with audit fees, tax return preparation fees and transfer agent fees.

The net profit for the three and six month periods in 2004 were $0 and $0, respectively versus $24,226 and $50,059 for the three month and six month periods in 2003, respectively.

Liquidity and Capital Resources
-------------------------------

At June 30, 2004, the Partnership had working capital of $349,383 versus working capital of $325,466 at December 31, 2003. Subsequent to the sale of assets to Rochester Meats, the Partnership has no interest bearing debt outstanding.

                                     8 of 11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market Risk
-----------

There have been no significant changes in market risk since December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed by the Chairman of the General Partner of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company maintains a system of disclosure controls and procedures (as defined in Exchange Act Rules 13a -15(e) and 15d -15(e)) designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and to ensure that material information relating to the Company is made known to the Chairman of Gannon Group, Inc., the General Partner of the Company, by others within the Company. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision and with participation of management, including the Chairman of Gannon Group, Inc., the General Partner of the Company, as of the end of the period covered by this report on Form 10-Q. Based on that evaluation, the Company's management, including the Chairman of Gannon Group, Inc., the General Partner of the Company, concluded that these disclosure controls and procedures were effective.

The Company also maintains a system of internal control over financial reporting (as defined in Exchange Act Rules 13a -15(f) and 15d -15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. There were no changes in the Company's internal control over financial reporting during the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION

Item 1. Legal Proceeding

There are no material pending or threatened legal proceedings involving the Partnership, known to either the Partnership or the General Partner.

Item 2. Change in Securities

               None

Item 3. Defaults upon Senior Securities

               None

Item 4. Submission of Matters to a Vote of Security Holders

               None

Item 5. Other Materially Important Events

               None

                                     9 of 11

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

   Exhibit
   Number       Description
   ------       -----------

    31          CEO certification pursuant to Section 302 of Sarbanes - Oxley
                Act of 2002.

    32 CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.


(b) Reports on Form 8-K
       No reports on Form 8-K were filed during the quarter ended June 30, 2004.



                                    10 of 11

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     WHITEFORD PARTNERS, L.P.


Date:  August 14, 2004               By: /s/ Kevin T. Gannon
                                         -------------------
                                         Kevin T. Gannon, Chairman, President,
                                         Chief Executive Officer and
                                         Chief Financial Officer of
                                         Gannon Group, Inc. its
                                         General Partner




                                    11 of 11