Form 10-Q
period 2004-09-30
WHITEFORD PARTNERS L P
filed 2004-11-05
CIK 819215

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

               Class                       Units Outstanding at November 1, 2004
-------------------------------------

Limited Partnership Class A $10 Units                   1,306,890

                         This document contains 11 pages

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                  SIX MONTHS ENDED SEPTEMBER 30, 2004 and 2003
--------------------------------------------------------------------------------

                                                                     Page Number

Part I.  FINANCIAL INFORMATION

        Item 1.Financial Statements


           Condensed Consolidated Balance Sheets as of September 30, 2004
                  (Unaudited) and December 31, 2003 .......................... 3


           Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 (Unaudited)... 4


           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (Unaudited)........ 5


           Notes to Condensed Consolidated Financial Statements (Unaudited)... 6


        Item 2.Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................... 8

        Item 3.  Quantitative and Qualitative Discussions About  Market Risk.. 9

        Item 4.  Controls and Procedures...................................... 9


PART II.  OTHER INFORMATION................................................... 9

        Item 1.  Legal Proceeding............................................. 9

        Item 2.  Change in Securities......................................... 9

        Item 3.  Defaults Upon Senior Securities.............................. 9

        Item 4.  Submission of Matters to a Vote of Security Holders.......... 9

        Item 5.  Other Materially Important Events............................ 9

        Item 6.  Exhibits and Reports on Form 8-K.............................10

        Signatures    ........................................................11

        Exhibit 31.0

        Exhibit 32.0


                                     2 of 11

                            WHITEFORD PARTNERS, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                       September 30,   December 31,
                                                           2004           2003
                                                       (unaudited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                           $    401,504    $    348,296
   Interest receivable                                       10,688          10,688
                                                       ------------    ------------

         TOTAL CURRENT ASSETS                          $    412,192         358,984

SUBORDINATED NOTE RECEIVABLE                              1,350,000       1,350,000
                                                       ------------    ------------

         TOTAL ASSETS                                  $  1,762,192    $  1,708,984
                                                       ============    ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued expenses and other liabilities              $     40,086    $     33,518
                                                       ------------    ------------

          TOTAL CURRENT LIABILITIES                          40,086          33,518
   Subordinated consulting fee payable                      160,798         114,158

PARTNERS' CAPITAL:
   General Partner:
      Capital contributions                                 132,931         132,931
      Capital transfers to Limited Partners                (117,800)       (117,800)
      Interest in net (loss)                                (49,266)        (49,266)
      Distributions                                         (38,171)        (38,171)
                                                       ------------    ------------
                                                            (72,306)        (72,306)
                                                       ------------    ------------
   Class A Limited Partners:
      Capital contributions, net of organization and
         Offering costs of $2,010,082                    11,172,274      11,172,274
      Capital transfers from the General Partner            116,554         116,554
      Interest in net (loss)                             (4,888,448)     (4,888,448)
      Distributions                                      (4,766,766)     (4,766,766)
                                                       ------------    ------------
                                                          1,633,614       1,633,614
                                                       ------------    ------------
         TOTAL PARTNERS' CAPITAL                          1,561,308       1,561,308
                                                       ------------    ------------

         TOTAL LIABILITIES AND PARTNERS' CAPITAL       $  1,762,192    $  1,708,984
                                                       ============    ============

                 See notes to consolidated financial statements.
Note: The Condensed Balance Sheet at December 31, 2003, has been taken from the audited financial statements at such date.

                                     3 of 11

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,              September 30,
                                                -----------------------   -----------------------
                                                   2004         2003         2004        2003
                                                   ----         ----         ----        ----

Revenues:
    Interest and other income                   $   33,174   $   32,444   $   98,094   $   98,336
                                                ----------   ----------   ----------   ----------
                                                    33,174       32,444       98,094       98,336

Costs and Expenses:
    Selling and administrative expenses             33,174        9,888       98,094       25,751
                                                ----------   ----------   ----------   ----------
        NET INCOME OPERATIONS                   $        0   $   22,556   $        0   $   72,615
                                                ==========   ==========   ==========   ==========


Summary of net income allocated to:
    General Partner                             $        0   $   22,556   $        0   $   23,056
    Limited Partners                                     0            0            0       49,559
                                                ----------   ----------   ----------   ----------
                                                $        0   $   22,556   $        0   $   72,615
                                                ==========   ==========   ==========   ==========

Net income per $10 unit of L.P. Capital         $     0.00   $     0.00   $     0.00   $      .04
                                                ----------   ----------   ----------   ----------

Weighted average units issued and outstanding    1,306,890    1,306,890    1,306,890    1,306,890
                                                ==========   ==========   ==========   ==========


                                     4 of 11

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          Six Months Ended
                                                            September 30,
                                                    -----------     -----------
                                                         2004            2003


NET CASH PROVIDED BY OPERATING ACTIVITIES            $  53,208       $  73,602
                                                     ---------       ---------

CASH PROVIDED IN FINANCING ACTIVITIES                        0               0
                                                     ---------       ---------

NET CASH PROVIDED IN FINANCING ACTIVITIES                    0               0
                                                     ---------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS                   53,208          73,602

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       348,296         249,824
                                                     ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 401,504       $ 323,426
                                                     =========       =========




                                     5 of 11

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                               September 30, 2004
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE A -  ORGANIZATION, BUSINESS AND ACQUISITIONS

Whiteford Partners, L.P. (the "Partnership"') was formed on June 30, 1987, as a Delaware limited partnership. The Partnership consists of a General Partner, Gannon Group, Inc., and Limited Partners. The offering period of the Partnership terminated on November 10, 1989, with $13,557,550 of Limited Partner gross subscriptions received in the form of Class A Units. Pursuant to the terms of the Prospectus, offering proceeds in the amount of $140,365 were returned to certain Ohio residents when the Partnership's business acquisition program was not substantially completed by December, 1989. The Partnership was organized principally to form, acquire, own and operate businesses engaged in the development, production, processing, marketing, distribution and sale of food and related products (the "Food Businesses"').

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

                                     6 of 11

In connection with the transaction with Rochester Meat, the Partnership was obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to a consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. agreed to: (i) a $50,000 payment made in January 2002, (ii) subordinate $300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and (iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is wholly owned by Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership. The $300,000 obligation to Greenaway Consultants is being accrued after distributions and limited partner net asset values equal to $2.00 per unit.

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

In the opinion of management, the unaudited information includes all adjustments (all of which are of a normal recurring nature) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at September 30, 2004 and the condensed consolidated results of its operations for the nine months ending September 30, 2004 and 2003 and the condensed consolidated cash flows for the three and nine months ending September 30, 2004, and 2003. Operating results for the period ending September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2004.

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

Results of Operations
---------------------

Three and Nine Months ended September 30, 2004 Compared to Three and Nine Months
--------------------------------------------------------------------------------
Ended September 30, 2003
------------------------

The Partnership sold substantially all of its operating assets on November 11, 2001. For the three and nine months ended September 30, 2004, the Partnership received net interest issued on the subordinated note and cash balances aggregating $33,174 and $98,094, respectively and incurred operating expenses of $33,174 and $98,094, respectively. Such operating expenses include general and administrative expenses associated with audit fees, tax return preparation fees, accrual of the subordinated consulting fee to Greenaway Consultants Inc., and transfer agent fees.

For the three and nine months ended September 30, 2003, the Partnership received interest income on the subordinated note receivable and cash investments aggregating $32,444 and $98,336, respectively and incurred operating expenses of $9,888 and $25,751, respectively. Such operating expenses include primarily general and administrative expenses associated with audit fees, tax return preparation fees and transfer agent fees.

The net profit for the three and nine-month periods in 2004 were $0 and $0, respectively versus $22,556 and $72,615 for the three-month and nine-month periods in 2003, respectively.

Liquidity and Capital Resources
-------------------------------

At September 30, 2004, the Partnership had working capital of $372,106 versus working capital of $325,466 at December 31, 2003. Subsequent to the sale of assets to Rochester Meats, the Partnership has no interest bearing debt outstanding.

                                     8 of 11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market Risk
-----------

There have been no significant changes in market risk since December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed by the Chairman of the General Partner of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company also maintains a system of internal control over financial reporting (as defined in Exchange Act Rules 13a -15(f) and 15d -15(f)) designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S. There were no changes in the Company's internal control over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

               None

                                     9 of 11

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

   Exhibit
   Number         Description
   ------         -----------

    31.0 CEO certification pursuant to Section 302 of Sarbanes - Oxley Act of 2002.

    32.0 CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.


(b)     Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended September 30, 2004.




                                    10 of 11

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      WHITEFORD PARTNERS, L.P.


Date   November 1, 2004               By  /s/ Kevin T. Gannon
                                          -------------------
                                          Kevin T. Gannon, Chairman, President,
                                          Chief Executive Officer and
                                          Chief Financial Officer of
                                          Gannon Group, Inc. its
                                          General Partner



                                    11 of 11