Form 10-K
period 2004-12-31
WHITEFORD PARTNERS L P
filed 2005-03-28
CIK 819215

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 2004

                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number: 33-15962

                            WHITEFORD PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

            Delaware                                             76-0222842
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


770 North Center Street, Versailles, Ohio                         45380
-----------------------------------------                  ---------------------

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
Yes  X     No
    ---       ---

           At March 15, 2004, 1,306,890 Class A units had been subscribed and issued.

                                      INDEX


Item
 No.                            Description                                 Page
--------------------------------------------------------------------------------
     PART I

1.   Business                                                                1

2.   Properties                                                              3

3.   Legal Proceedings                                                       3

4.   Submission of Matters to a Vote of Security Holders                     3


     PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters   3

6.   Selected Financial Data                                                 3

7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                   4

7A.  Quantitative and Qualitative Disclosure About Market Risk               5

8.   Financial Statements and Supplementary Data                             6

9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure                                                    6


     PART III

10.  Directors and Executive Officers of the Partnership                     6

11.  Executive Compensation                                                  6

12.  Security Ownership of Certain Beneficial Owners and Management          7

13. Certain Relationships and Related Transactions                           7


    PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K          8

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

      In connection with the transaction with Rochester Meat, the Partnership was obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to a consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. agreed to: (i) defer $50,000 of such payment until January 2002, (ii) subordinate $300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and (iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is wholly owned by Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership. The $50,000 payment was made in January 2002 and the $300,000 payment to Greenaway Consultants will be accrued after the $2,613,780 of distributions or net asset value is accumulated on the balance sheet of the Partnership. As of December 31, 2004, $183,903 has been accrued for the subordinated consultant's fee payable to Greenaway Consultants, Inc.

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

      Whitefords had no sales of meat products in 2002, 2003 or 2004.

Marketing and Sales

      Whitefords has no sales of meat products in 2002, 2003 or 2004. Prior to the Sale Transaction, Whiteford's customers consisted primarily of fast food retail chains in addition to HRI (Hotel, Restaurant, Institutional) customers and food products distributors. Sales operations were conducted locally by sales representatives from the Versailles location and through unaffiliated food products distributors and food brokers. Prior to the Sale Transaction, all of Whiteford's sales are to customers in the United States and Canada.

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

      The Whiteford's operation at Versailles, Ohio employed 175 personnel at November 11, 2001, the date of the Sale Transaction and no employees as of December 31, 2003 or December 31, 2004. The General Partner believes there will be sufficient personnel available to adequately manage the Partnership's business affairs.

ITEM 2.    PROPERTIES

Properties Utilized by the Partnership

      The Partnership's executive offices are those of the General Partner, located at 770 North Center Street, Versailles, Ohio 45380. As of December 31, 2004, and December 31, 2003, the Partnership owns no operational facilities.

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

      No matter was submitted to a vote of the Limited Partners of the Partnership during 2004.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for the Partnership's Limited Partnership Units.

      The following table sets forth the amounts and dates of distributions to holders of Limited Partnership Units in 1998 and 1999 and 2002. No distributions were issued during 2000, 2001, 2003 or 2004.

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

      The following table sets forth the approximate number of holders of record of the equity securities of the Partnership as of December 31, 2004:

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

                                                                 Year Ended December 31
                                      --------------------------------------------------------------------------
                                            2004          2003            2002           2001            2000
                                      ------------   ------------    ------------   ------------    ------------

STATEMENT OF OPERATIONS DATA:
Revenues:
     Sale of meat products            $          0   $          0    $          0   $ 31,705,599    $ 40,158,449
     Interest and other                    132,238        130,981         143,878        231,103         158,450
                                      ------------   ------------    ------------   ------------    ------------
          Total revenues                   132,238        130,981         143,878     31,936,702      40,316,899
     Cost of sales                               0              0               0     30,659,496      37,024,111
                                      ------------   ------------    ------------   ------------    ------------

Gross profit
     Meat products                                                                     1,046,103       3,134,338
     Other                                 132,238        130,981         143,875        231,103         158,450
                                      ------------   ------------    ------------   ------------    ------------
          Total gross profit               132,238        130,981         143,878      1,277,206       3,292,788
                                      ------------   ------------    ------------   ------------    ------------

Selling and administrative expenses        132,238        145,009         129,022      1,436,690       1,688,685
Depreciation, amortization
     and interest                                0              0               0      1,474,437       2,007,919
Write-off of goodwill                            0              0               0      2,350,550               0
Loss on sale of assets                           0              0               0      1,972,651               0
                                      ------------   ------------    ------------   ------------    ------------
                                           132,238        145,009         129,022      7,234,328       3,696,604
                                      ------------   ------------    ------------   ------------    ------------
     Net (loss) income                $          0    $ $(14,028)    $     14,856   $ (5,957,122)   $   (403,816)
                                      ============   ============    ============   ============    ============

(Loss) income per unit of
     Limited Partners' Capital        $       0.00   $       (.01)   $       0.01   $      (4.51)   $      (0.31)
                                      ============   ============    ============   ============    ============

Weighted average units
     outstanding                         1,306,890      1,306,890       1,306,890      1,306,890       1,306,890
                                      ============   ============    ============   ============    ============

BALANCE SHEET DATA (DECEMBER 31):
     Working capital (deficit)        $    395,211   $    325,466    $    225,336   $  1,190,648    $   (246,226)
     Total assets                        1,788,363      1,708,984       1,610,512      2,686,919      16,755,410
     Long-term debt, less current
          maturities                       183,903        114,158               0              0       4,050,711
     Total partners' capital             1,561,308      1,561,308       1,575,336      2,540,648       8,497,770

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

Results of Operations

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

     The Partnership sold substantially all of its assets on November 11, 2001, and as such, the results for the years ended December 31, 2004 and 2003, do not include the sale of meat products or the costs related thereto.

     For the year ended December 31, 2004, the Partnership received interest income on the subordinated note receivable, cash investments and other miscellaneous income aggregating $132,238. Also, during 2004, the Partnership incurred general and administrative expenses associated with the audit and tax return preparation, transfer agent fees, and other general and administrative expenses (including the Greenaway Consultant fee accrual of $69,745) aggregating $132,238.

     During the year ended December 31, 2003, the Partnership received interest income of $130,981 and incurred general and administrative expenses associated with the audit and tax return property, transfer agent fees, litigation expense and other administrative expense (including the Greenaway Consultant fee accrual of $114,158) aggregating $145,009.

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

Liquidity and Capital Resources

     At December 31, 2004, and December 31, 2003, the Partnership had a working capital position of $395,211, and $325,466, respectively. Working capital increased due to the receipt of interest income.

     The Limited Partnership Agreement provides for the General Partner to receive an annual administrative fee. The fee is equal to 2% (adjusted for changes in the Consumer Price Index after 1989) of net business investment (defined as $8.50 multiplied by Partnership units outstanding). However, such amounts payable to the General Partner are limited to 10% of aggregate distributions to all Partners from "Cash Available for Distributions." As defined in the Limited Partnership Agreement, that portion of the management fee in excess of such 10% limitation is suspended, and future payment is contingent. The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $0 in 2004, $0 in 2003, $0 in 2002, $0 in 2001, $0 in 2000,
$13,069 in 1999, $26,138 in 1998, $13,069 in 1997, $-0- in 1996, $10,455 in
1995, $13,069 in 1994, $2,614 in 1993, and $-0- in 1992. Suspended fees during
2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994, 1993 and 1992
respectively, are $300,000, $300,000, $300,000, $300,000, $300,000, $300,000,
$300,000, $287,000, $274,000, $287,000, $300,000, $290,000 and $222,000,
respectively. The General Partner has agreed to subordinate payment of such fees to the distribution of $2.00 per unit to Limited Partners and the payment of deferred payments to Greenaway Consultants, Inc.

     During the second quarter of 2002, the Partnership made a distribution of excess working capital. The amount of such distribu-tion was $980,168 or $0.75 per unit.

ITEM 7A.    QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the normal operation, the Company has market risk exposure to interest rates on its cash investments and subordinated note. At December 31, 2004, the Company had $1,350,000 in interest bearing investments that are subject to market risk exposure to change in interest rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROL AND PROCEDURES

     The Company maintains a system of internal accounting controls designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. In addition, a system of disclosure controls is maintained to ensure that information required to be disclosed is recorded, processed, summarized and reported in a timely manner to management responsible for the preparation and reporting of the Company's financial information.

     Management assesses the internal control and disclosure control systems as being effective as they encompass material matters for the three months ended December 31, 2004. To the best of management's knowledge, there were no changes in the internal control and disclosure control systems during the quarter ended December 31, 2004, that would materially affect the control systems.

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

Management

     The Partnership has no officers or directors. The affairs of the Partnership are managed by the Gannon Group, Inc., the General Partner. The directors, executive officers and key employees of the General Partner as of December 31, 2004, are as follows:

     Kevin T. Gannon, age 48, sole director, President and sole stockholder of Gannon Group, Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION

Current Year Remuneration

     The Partnership has no officers or directors. Accordingly, no direct remuneration was paid to officers and directors of the Partnership for the year ended December 31, 2004 or 2003. Remuneration to the General Partner is pursuant to Article VI of the LIMITED PARTNERSHIP AGREEMENT (filed as Exhibit A to the Prospectus included in the Partnership's Registration Statement on Form S-1 [File No. 2-98273]) and incorporated herein by reference.

     Pursuant to Section 6.4(c) of the Limited Partnership Agreement, the General Partner is entitled to receive a management fee of approximately $300,000 for the calendar year 2004. However, Section 6.4(c)(v) limits all amounts payable to the General Partner pursuant to Section 6.4(c) to an amount which does not exceed 10% of aggregate distributions to Partners from "Cash Available for Distributions". Under the Limited Partnership Agreement, Cash Available for Distributions is comprised of cash funds from operations (after all expenses, debt repayments, capital improvements and replacements, but before depreciation) less amounts set aside for restoration or reserves. That portion of the management fee in excess of such 10% limitation is suspended, and future payment is delayed until such payment may be made without exceeding such limit. On dissolution of the Partnership, Section 15.3(a)(ii) of the Limited Partnership Agreement generally provides for the payment of creditors, and then pro rata payment to record holders for loans or other amounts owed to them by the Partnership, including without limitation any amounts owed to the General Partner pursuant to Section 6.4. Any amounts payable to the General Partner under Section 15.3(a)(ii) will be dependent upon the funds available for distribution on the dissolution of the Partnership.

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

     During calendar year 2002, the Partnership made one distribution to the Limited Partners ($980,167.50, or $0.75 per unit). As a result, in 2002, the Partnership suspended payment to the General Partner of $300,000 of such management fee. The cumulative amount of annual management fees that have been suspended is $3,617,000.

Other Compensation Arrangements

     There is no plan provided for or contributed to by the Partnership or the General Partner that provides annuity, pension or retirement benefits for the General Partner or the officers and directors of the General Partner. There is no existing plan provided for or contributed to by the General Partner that provides annuity, pension or benefits for its officers or directors. There are no arrangements for remuneration covering services as a director between the Partnership and any director of the General Partner. No options to purchase any securities of the General Partner were granted or exercised during its fiscal year ended December 31, 2004 or December 31, 2003. No options were held to purchase securities of the Partnership as of December 31, 2004 or December 31, 2003, and as of the date hereof.

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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Ernst & Young LLP served as the independent registered public accounting firm for the Partnership for the year ending December 31, 2004. The following sets forth the fees for the Partnership for the year ended December 31, 2004 and 2003 provided by the Partnership accounting firm, Ernst & Young LLP.

                                       2004      2003
                                       ----      ----
                     Audit Fees      $25,000   $20,000
                     Tax Fees          6,000     5,000
                                     -------   -------
                     Total           $31,000   $25,000
                                     =======   =======

                     All fees were pre-approved.

     There were no Form 8-K's filed during the quarter.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     All schedules to the consolidated financial statements are omitted, because the required information is inapplicable or has been presented in the financial statements or related notes thereto. The exhibits are included in this report after the signature page.

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



                                             Whiteford Partners L.P.
                                             -----------------------
                                                 (Registrant)
                                             By Gannon Group, Inc.
                                             Its General Partner


Date: March 30, 2005                         /s/ Kevin T. Gannon
-------------------                          -------------------
                                             Chief Executive Officer
                                             And President


     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signatures                         Title                              Date
----------                         -----                              ----


/s/ Kevin T. Gannon      Chief Executive officer, President,      March 30, 2005
-------------------      Chairman of the Board and Sole           --------------
Kevin T. Gannon          Director (Principal Executive Officer),
                         Chief Financial Officer, and Chief
                         Accounting Officer

                           ANNUAL REPORT ON FORM 10-K

                                ITEM 8, ITEM 15

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 2004

                            WHITEFORD PARTNERS, L.P.

FORM 10-K - Item 8 and 15(a)

         The following financial statements of the Partnership are included as part of this report at Item 8:

(a) 1. Financial Statements


         Consolidated Balance Sheets - December 31, 2004, and 2003.

         Consolidated Statements of Operations - for the years ended December 31, 2004, 2003, and 2002.

         Consolidated Statements of Changes in Partners' Capital - for the years ended December 31, 2004, 2003, and 2002.

         Consolidated Statements of Cash Flows - for the years ended December 31, 2004, 2003, and 2002.

         Notes to Consolidated Financial Statements

         Report of Independent Auditors


(a) 2. See Index to Exhibits immediately following the financial statement schedules.

                            Whiteford Partners, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                                Year Ended December 31
                                                                ----------------------
                                                                  2004            2003
                                                             ------------    ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $    427,675    $    348,296
   Interest receivable                                             10,688          10,688
                                                             ------------    ------------

             TOTAL CURRENT ASSETS                                 438,363         358,984

SUBORDINATED NOTE RECEIVABLE                                    1,350,000       1,350,000
                                                             ------------    ------------

             TOTAL ASSETS                                    $  1,788,363    $  1,708,984
                                                             ============    ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued expenses and other liabilities                    $     43,152    $     33,518
                                                             ------------    ------------

             TOTAL CURRENT LIABILITIES                             43,152          33,518
   Subordinated consulting fee payable                            183,903         114,158

PARTNERS' CAPITAL:
   General Partner:
      Capital contributions                                       132,931         132,931
      Capital transfers to Limited Partners                      (117,800)       (117,800)
      Interest in net (loss)                                      (49,266)        (49,266)
      Distributions                                               (38,171)        (38,171)
                                                             ------------    ------------
                                                                  (72,306)        (72,306)
                                                             ------------    ------------
Class A Limited Partners:
   Capital contributions, net of organization and
       offering costs of $2,010,082                            11,172,274      11,172,274
   Capital transfers from the General Partner                     116,554         116,554
   Interest in net (loss)                                      (4,888,448)     (4,888,448)
   Distributions                                               (4,766,766)     (4,766,766)
                                                             ------------    ------------
                                                                1,633,614       1,633,614
                                                             ------------    ------------
              TOTAL PARTNERS' CAPITAL                           1,561,308       1,561,308
                                                             ------------    ------------

                   TOTAL LIABILITIES AND PARTNERS' CAPITAL   $  1,788,363    $  1,708,984
                                                             ============    ============


                 See notes to consolidated financial statements.

                            Whiteford Partners, L.P.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Year Ended December 31
                                                        -----------------------------------------
                                                            2004           2003           2002
                                                        -----------    -----------    -----------
REVENUE
     Interest and other                                 $   132,238    $   130,981    $   143,878
                                                        -----------    -----------    -----------
                                                            132,238        130,981        143,878

COST AND EXPENSES
     Selling and administrative                             132,238        145,009        129,022
                                                        -----------    -----------    -----------
                                                            132,238        145,009        129,022
                                                        -----------    -----------    -----------

              NET (LOSS) INCOME                         $         0    $   (14,028)   $    14,856
                                                        ===========    ===========    ===========


Summary of net (loss) income allocated to:
     General Partner                                    $         0    $      (140)   $       148
     Class A Limited Partners                                     0        (13,888)        14,708
                                                        -----------    -----------    -----------
                                                        $         0    $   (14,028)   $    14,856
                                                        ===========    ===========    ===========


Net (loss) income per unit of Limited Partner Capital   $      0.00    $     (0.01)   $      0.01
                                                        ===========    ===========    ===========
Weighted average units issued and outstanding             1,306,890      1,306,890      1,306,890
                                                        ===========    ===========    ===========


                 See notes to consolidated financial statements.

                                               Consolidated Statements of Changes in Partners' Capital

                                           General Partner                                    Class A Limited Partners
                           --------------------------------------------------  -----------------------------------------------------
                                                                                               Capital
                                           Capital                                            Transfers
                                          Transfers    Interest                                  from      Interest
                              Capital     to Limited    in Net                    Capital      General      in Net
                           Contributions   Partners    (Loss)   Distributions  Contributions   Partner     (Loss)      Distributions
                           -------------   --------    ------   -------------  -------------   -------     ------      -------------

Balance, December 31, 2002    $132,931    ($117,800)  ($49,126)   ($38,171)     $11,172,274     $116,554  ($4,874,560)   $4,766,766
Net Loss                                                  (140)                                               (13,888)
                           ---------------------------------------------------------------------------------------------------------
Balance December 31, 2003      132,931     (117,800)   (49,266)    (38,171)      11,172,274      116,554   (4,888,448)    4,766,766
Net Income                                                   0                                                      0
                           ---------------------------------------------------------------------------------------------------------
Balance December 31, 2004     $132,931    ($117,800)  ($49,266)   ($38,171)     $11,172,274     $116,554  ($4,888,448)  ($4,766,766)
                           =========================================================================================================



                 See notes to consolidated financial statements.

                            Whiteford Partners, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Year Ended December 31,
                                                  -----------------------------------------
                                                       2004          2003           2002
                                                  -----------------------------------------
OPERATING ACTIVITIES:
   Net (loss) income                              $         0   $   (14,028)   $    14,856
       Changes in operating assets and
liabilities:
         Interest receivable                                0           356
         Accrued expenses and subordinated
             consulting fee payable                    79,379       112,500       (111,095)
                                                  -----------------------------------------
NET CASH PROVIDED (USED)  BY OPERATING                 79,379        98,472        (95,883)
  ACTIVITIES


FINANCING ACTIVITIES:
  Distributions to Limited and General Partners             0             0       (980,168)
                                                  -----------------------------------------
NET CASH USED BY FINANCING                                  0             0       (980,168)
  ACTIVITIES
                                                  -----------------------------------------
 INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                        79,379        98,472     (1,076,051)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                 348,296       249,824      1,325,875
                                                  -----------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   427,675   $   348,296    $   249,824
                                                  ========================================


                 See notes to consolidated financial statements.

WHITEFORD PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------
NOTE A - ORGANIZATION, BUSINESS AND ACQUISITIONS

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

     At December 31, 2004, and at December 31, 2003, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

     Property and Equipment. The Partnership owned no property or equipment during 2004, 2003 or 2002.

     Revenue Recognition. Revenue is generally recognized as interest is accrued.

     Distributions. The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determination. Distributions of $0, $0 and $980,168 to Limited Partners were recorded in 2004, 2003 and 2002, respectively.

     Income Taxes. The Partnership files an information tax return. The items of income and expense are allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership.

     Cash, Cash Equivalents and Cash Flows. Cash and cash equivalent amounts approximate fair value. For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Total interest paid was $0, $0, and $0, for 2004, 2003 and 2002, respectively.

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

     The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $0 in 2004, $0 in 2003 and $0 in 2002. Suspended fees as of December 31, 2004, for which no accrual had been recorded, total $3,617,000 ($3,317,000 as of December 31, 2003). This only becomes an obligation of the Partnership upon a change of control or sale of substantially all of the assets of the Partnership. The Partnership also has a service agreement with Greenaway Consultant, Inc. ("GCI"), which provides for the former principal owner of Whiteford's to provide consulting services to the Partnership. The agreement was extended for five years expiring December 31, 2001, and provides minimum consulting fees of approximately $250,000 per annum. During 2000, 1999 and 1998 the minimum was paid. GCI was due a payment of $500,000 upon a sale of substantially all of the assets of the Partnership. However, GCI and the Partnership modified such agreement at the time of the Sale Transaction to provide for a payment of $50,000 in January 2002 and the payment of up to $300,000, subordinated to total distributions of $2 per unit to limited partner investors. The remaining balance due under such agreement ($150,000) was forgiven. The $300,000 amount has commenced accruing in 2003 as a result of its subordination to the partnership.

NOTE D - LONG TERM DEBT

     The Partnership had no long-term debt outstanding as of December 31, 2004, 2003 or 2002.

     No interest was paid in 2004 or 2003 or 2002.

NOTE E - LEASES

     Lease Commitments.  The Partnership has no lease commitments.

NOTE F - MAJOR CUSTOMERS

     Prior to the Sale Transaction, Whiteford's facility, located in Versailles, Ohio, operated as a further processor and distributor of beef products to fast food restaurants and regional chains and food distribution in the Midwest of the United States. Whiteford's principal products were fresh frozen hamburger patties; precooked and uncooked ground beef taco meat and roast beef, marinated beef entrees; and other items processed to the customers' specifications. No sales of meat products were made by the partnership in 2004, 2003 or 2002.


NOTE I - QUARTERLY DATA (UNAUDITED)

                                                           2004 Quarters
                           ---------------------------------------------------------------------------
                              First          Second           Third           Fourth            Total
                           ---------        ---------       ---------        ---------       ---------
Sales                              0                0               0                0               0
Gross profit                       0                0               0                0               0
Net income (loss)                  0                0               0                0               0
Income (loss) per
   unit of Limited
   Partners' Capital           $0.00            $0.00           $0.00            $0.00           $0.00
Weighted  average units
   outstanding             1,306,890        1,306,890       1,306,890        1,306,890       1,306,890


                                                           2003 Quarters
                           ---------------------------------------------------------------------------

Sales                            ---              ---             ---              ---             ---
Gross profit                     ---              ---             ---              ---             ---
Net income (loss)             25,833           24,226          22,556         (86,843)        (14,028)
Income (loss) per
   unit of Limited
Weighted  average units         $.02             $.02            $.02            $(.07)          $(.01)
   outstanding             1,306,890        1,306,890       1,306,890        1,306,890       1,306,890

             Report of Independent Registered Public Accounting Firm

Limited and General Partners
Whiteford Partners, L.P.

We have audited the accompanying consolidated balance sheets of Whiteford Partners, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. We were not engaged to perform an audit of the Company's internal control over financial reporting. An audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whiteford Partners, L.P. and subsidiary at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & YOUNG LLP
Dayton, Ohio
March 25, 2005

                             INDEX TO ATTACHED EXHIBITS

Exhibit
-------   ----------------------------------------------------------------------

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