Form 10-Q
period 2005-06-30
WHITEFORD PARTNERS L P
filed 2005-08-12
CIK 819215

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

              Class                         Units Outstanding at August 12, 2005
------------------------------------
Limited Partnership Class A $10 Units                    1,306,890


                         This document contains 11 pages

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                     SIX MONTHS ENDED JUNE 30, 2005 and 2004
--------------------------------------------------------------------------------

                                                                     Page Number

Part I.  FINANCIAL INFORMATION

        Item 1.Financial Statements


           Condensed Consolidated Balance Sheets as of June 30, 2005
               (Unaudited) and December 31, 2004 ............................  3



           Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 (Unaudited)........ 4



           Condensed Consolidated Statements of Cash Flows for the six
               months ended June 30, 2005 and 2004 (Unaudited).................5


           Notes to Condensed Consolidated Financial Statements (Unaudited)....6


        Item 2.Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................8

        Item 3.  Quantitative and Qualitative Discussions About  Market Risk...9

        Item 4.  Controls and Procedures.......................................9


PART II.  OTHER INFORMATION....................................................9

        Item 1.  Legal Proceeding..............................................9

        Item 2.  Change in Securities..........................................9

        Item 3.  Defaults Upon Senior Securities...............................9

        Item 4.  Submission of Matters to a Vote of Security Holders...........9

        Item 5.  Other Materially Important Events............................10

        Item 6.  Exhibits and Reports on Form 8-K.............................10

        Signatures    ........................................................11

        Exhibit 31.0

        Exhibit 32.0

                                    2 of 11

                            Whiteford Partners, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30,    December 31,
                                                         2005           2004
                                                         ----           ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $    443,240    $    427,675
   Interest Receivable                                    10,688          10,688
                                                    ------------    ------------

             TOTAL CURRENT ASSETS                        453,928         438,363

SUBORDINATED NOTE RECEIVABLE (Net)                     1,000,000       1,350,000
                                                    ------------    ------------

             TOTAL ASSETS                           $  1,453,928    $  1,788,363
                                                    ============    ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued expenses and other liabilities          $     31,544    $     43,152
                                                   ------------    ------------

          TOTAL CURRENT LIABILITIES                      31,544          43,152
   Subordinated consulting fee payable                        0         183,903

PARTNERS' CAPITAL:
   General Partner:
      Capital contributions                             132,931         132,931
      Capital transfers to Limited Partners            (117,800)       (117,800)
      Interest in net (loss)                            (50,656)        (49,266)
      Distributions                                     (38,171)        (38,171)
                                                   ------------    ------------
                                                        (73,696)        (72,306)
                                                   ------------    ------------
Class A Limited Partners:
   Capital contributions, net of organization and
       Offering costs of $2,010,082                  11,172,274      11,172,274
   Capital transfers from the General Partner           116,554         116,554
   Interest in net (loss)                            (5,025,982)     (4,888,448)
   Distributions                                     (4,766,766)     (4,766,766)
                                                   ------------    ------------
                                                      1,496,080       1,633,614
                                                   ------------    ------------
          TOTAL PARTNERS' CAPITAL                     1,422,384       1,561,308
                                                   ------------    ------------

          TOTAL LIABILITIES AND PARTNERS' CAPITAL  $  1,453,928    $  1,788,363
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

                                    3 of 11

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                    Three Months Ended            Six Months Ended
                                                         June 30,                     June 30,
                                                --------------------------------------------------------
                                                    2005           2004           2005          2004
                                                    ----           ----           ----          ----
Revenues
    Interest and other income                   $    34,401    $    32,294    $    67,839    $    64,920
                                                -----------    -----------    -----------    -----------
                                                     34,401         32,294         67,839         64,920

Costs and Expenses
    Selling and administrative expenses             (11,343)       (32,294)       (40,666)       (64,920)
    Change in Estimate on:
           Subordinated consulting fee              188,018           --          183,903           --
           Subordinated note receivable            (350,000)          --         (350,000)          --
                                                -----------    -----------    -----------    -----------

        NET INCOME OPERATIONS                   $  (138,924)   $         0    $  (138,924)   $         0
                                                ===========    ===========    ===========    ===========


Summary of net income allocated to:
    General Partner                             $    (1,390)   $         0    $    (1,390)   $         0
    Limited Partners                               (137,534)             0       (137,534)   $         0
                                                -----------    -----------    -----------    -----------
                                                $  (138,924)   $         0    $  (138,924)   $         0
                                                ===========    ===========    ===========    ===========

Net income per $10 unit of L.P. Capital         $     (0.11)   $      0.00    $     (0.11)   $      0.00
                                                ===========    ===========    ===========    ===========

Weighted average units issued and outstanding     1,306,890      1,306,890      1,306,890      1,306,890
                                                ===========    ===========    ===========    ===========



                                    4 of 11

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                             Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                               2005      2004
                                                               ----      ----


NET CASH PROVIDED BY OPERATING ACTIVITIES                 $   15,565$    22,217
                                                              -------   -------

CASH PROVIDED/(USED) IN FINANCING ACTIVITIES:
    Distributions to Limited and General Partners                   0         0
                                                              -------   -------

NET CASH PROVIDED/(USED) IN FINANCING ACTIVITIES                    0         0
                                                              -------   -------

INCREASE IN CASH AND CASH EQUIVALENTS                           5,565    22,217

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              427,675   348,296
                                                              -------   -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   443.240 $ 370,513
                                                              =======   =======




                                    5 of 11

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                                  June 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

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

The Partnership sold (the "Sale Transaction") substantially all its assets on November 11, 2001, to Whiteford Food Products Inc., a wholly owned subsidiary of JNR Corporation, an unaffiliated company. The purchase price was $7,950,000, including the assumption or payment of certain liabilities. The purchase price was paid $1,500,000 in cash and the issuance of a subordinated note the "Subordinated Note" due June 30, 2007 in the principal amount of $1,350,000 (as adjusted) with the balance of the purchase price paid by the assumption of certain liabilities net of other assets. The Subordinated Note is guaranteed on a subordinated basis by Rochester Meat Company, another wholly owned subsidiary of JNR Corporation. The Subordinated Note bears interest at 9.5% and is prepayable under certain conditions. Additionally, the principal balance of the Subordinated Note may be adjusted downward under certain circumstances.

On August 3, 2005, Whiteford Food Products, Inc. noticed its employees of the possibility of the closure of its facility in Versailles, Ohio, due to losses arising from the processing activities at that facility. U.S. Bank, the lender to Whiteford Food Products, Inc. and Rochester Meat Company, have declared a default under the loans to Whiteford Food Products, Inc., which the General Partner anticipates will result in the suspension of payments on the Subordinated Note Receivable to the Partnership. The next interest payment under the Subordinated Note Receivable is due on or about August 15, 2005. A default to U.S. Bank is a default under the Subordinated Note Receivable due to the Partnership. As of June 30, 2005, the General Partner has assessed the financial impact of such matter on the financial condition of the Partnership and has established a reserve equal to $350,000 relating to collectibility of the Subordinated Note Receivable. The events of August 3, 2005 supported the General Partner's analysis of the collectibility of the Subordinated Note Receivables at June 30, 2005.

                                    6 of 11

In connection with the transaction with Rochester Meat, the Partnership was obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to a consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. agreed to: (i) a $50,000 payment made in January 2002, (ii) subordinate $300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and (iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is wholly owned by Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership. Based upon the General Partner's estimate of the value of Subordinated Note Receivable, the General Partner has revised its estimate of amounts due Greenaway Consultants Inc. to $0 and has reversed amounts previously accrued.

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

In the opinion of management, the unaudited information includes all adjustments (all of which are of a normal recurring nature) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at June 30, 2005 and the condensed consolidated results of its operations for the three months and six months ending June 30, 2005 and 2004 and the condensed consolidated cash flows for the six months ending June 30, 2005, and 2004. Operating results for the period ending June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

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


                                    7 of 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership is including the following cautionary statement in this Report on Form 10Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Partnership. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risk and uncertainties, which could cause actual results to differ materially from those expressed in the forward-looking statements. The Partnership's expectations, beliefs and projections are expressed in good faith and are believed by the Partnership to have reasonable basis, including without limitation, Management's examination of historical operating trends, data contained in the Partnership's records, and other data available from third parties, but there can be no assurance that Management's expectations, beliefs, or projections would result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, important factors that, in the view of the Partnership, could cause actual results to differ materially from those discussed in the forward-looking statements include demand for Whiteford Food Products Inc. and Rochester Meat Company (as the obligor or guarantor on the Subordinated Note) products, the ability of such companies to obtain widespread market acceptance of its products, the ability of such companies to obtain acceptable forms and amounts of financing, competitive factors, regulatory approvals and developments, economic conditions, the impact of competition and pricing, and other factors affecting the Partnership and such companies business that is beyond the Partnership's control. The Partnership has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

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

Results of Operations
---------------------

Three and Six Months ended June 30, 2005 Compared to Three and Six Months Ended
-------------------------------------------------------------------------------
June 30, 2004
-------------

The Partnership sold substantially all of its operating assets on November 11, 2001. For the three and six months ended June 30, 2005, the Partnership received net interest issued on the subordinated note and cash balances aggregating $34,401 and $67,839, respectively, and incurred operating expenses of $11,343 and $40,666, respectively. Such operating expenses include general and administrative expenses associated with audit fees, tax return preparation fees, and transfer agent fees. In addition, the Partnership recorded a reserve on the Subordinated Note Receivable in the amount of $350,000 and reversed an accrual of subordinated consulting fees payable of $188,018 and $183,903 during the three-month and six-month ended June 30, 2005, respectively.

For the three and six months ended June 30, 2004, the Partnership received interest income on the subordinated note receivable and cash investments aggregating $32,294 and $64,920, respectively, and incurred operating expenses of $32,294 and $64,920 respectively. Such operating expenses include primarily general and administrative expenses associated with audit fees, tax return preparation fees accrued of subordinated consulting fee to Greenaway Consultants Inc. and transfer agent fees.

The net loss for the three and six month periods in 2005 were $138,924 and $138,924, respectively versus $0 and $0 for the three month and six month periods in 2004, respectively.

Liquidity and Capital Resources
-------------------------------

At June 30, 2005, the Partnership had working capital of $422,384 versus working capital of $395,211 at December 31, 2004. Subsequent to the sale of assets to Rochester Meats, the Partnership has no interest bearing debt outstanding.

                                    8 of 11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market Risk
-----------

The default by Whiteford Food Products Inc. on its obligations to U.S. Bank as the result of its losses in the meat business presents a significant risk to the Partnership. Whiteford Food Products Inc. is primarily liable on the Subordinated Note receivable held by the Partnership.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed by the Chairman of the General Partner of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. There have been no material changes in the Company's disclosure controls and procedures during the quarter ended June 30, 2005.


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

               None

Item 4. Submission of Matters to a Vote of Security Holders

               None

Item 5. Other Materially Important Events

On April 3, 2005, Whiteford Food Products, Inc. noticed its employees of the possibility of the closure of its facility in Versailles, Ohio, due to losses arising from the processing activities at that facility. U.S. Bank, the lender to Whiteford Food Products, Inc. and Rochester Meat Company, have declared a default under the loans to Whiteford Food Products, Inc., which the General partner anticipates will result in the suspension of payments to the Partnership. The next interest payment under the Subordinated Note Receivable is due on or about August 15, 2005. A default to U.S. Bank is a default under the Subordinated Note Receivable due to the Partnership. As of June 30, 2005, the General Partner has assessed the financial impact of such matter on the financial condition of the Partnership and has established a reserve equal to $350,000 relating to collectibility of the Subordinated Note Receivable. The events of August 3, 2005 supported the General Partners analysis of the collectibility of the Subordinated Note Receivable at June 30, 2005. Additionally, the General Partner has reduced its estimate of amounts payable to Greenaway Consultants Inc. to zero as no amount would be payable if the collectibility of the Subordinated Note Receivable is so impaired.

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


 (b)    Reports on Form 8-K
           A report on form 8K was filed on August 3, 2005.





                                    10 of 11

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     WHITEFORD PARTNERS, L.P.


Date   August 12, 2005               By /s/ Kevin T. Gannon
                                        -------------------------------
                                        Kevin T. Gannon, Chairman, President,
                                        Chief Executive Officer and
                                        Chief Financial Officer of
                                        Gannon Group, Inc. its
                                        General Partner





                                    11 of 11