Form 10-Q
period 2005-09-30
WHITEFORD PARTNERS L P
filed 2005-11-10
CIK 819215

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

        Sebaly Shillito & Dyer, 1900 Kettering Tower, Dayton, Ohio 45423
                    (Address of principal executive offices)
                                   (Zip Code)

                               732-389-3600 (x274)
              (Registrant's telephone number, including area code)

                    770 North Center Street, Versailles, Ohio  45380
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

               Class                      Units Outstanding at November 10, 2004
-------------------------------------
Limited Partnership Class A $10 Units                1,306,890


                         This document contains 12 pages
                                               ----

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                  SIX MONTHS ENDED SEPTEMBER 30, 2005 and 2004
--------------------------------------------------------------------------------

                                                                     Page Number

Part I.  FINANCIAL INFORMATION

        Item 1.Financial Statements


           Condensed Consolidated Balance Sheets as of September 30, 2005
               (Unaudited) and December 31, 2004 ............................  3



           Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (Unaudited).....  4



           Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (Unaudited)..........  5


           Notes to Condensed Consolidated Financial Statements (Unaudited)..  6


        Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................  8

        Item 3. Quantitative and Qualitative Discussions About  Market Risk..  9

        Item 4. Controls and Procedures......................................  9


PART II.  OTHER INFORMATION..................................................  9

        Item 1. Legal Proceeding.............................................  9

        Item 2. Change in Securities.........................................  9

        Item 3. Defaults Upon Senior Securities..............................  9

        Item 4. Submission of Matters to a Vote of Security Holders..........  9

        Item 5. Other Materially Important Events............................  9

        Item 6. Form 8Ks.....................................................  9

        Signatures    ....................................................... 10

        Exhibit 31.0  ....................................................... 11

        Exhibit 32.0  ....................................................... 12

                                     2 of 12

                            Whiteford Partners, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       September 30,      December 31,
                                                           2005              2004
                                                        (unaudited)
                                                       ------------      -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                           $    445,178     $    427,675
   Interest receivable                                            0           10,688
                                                       ------------     ------------

         TOTAL CURRENT ASSETS                               445,178          438,363

SUBORDINATED NOTE RECEIVABLE                              1,000,000        1,350,000
                                                       ------------     ------------

         TOTAL ASSETS                                  $  1,445,178     $  1,788,363
                                                       ============     ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued expenses and other liabilities              $     42,773     $     43,152
                                                       ------------     ------------

          TOTAL CURRENT LIABILITIES                          42,773           43,152
   SUBORDINATED CONSULTING FEE PAYABLE                            0          183,903

PARTNERS' CAPITAL:
   General Partner:
      Capital contributions                                 132,931          132,931
      Capital transfers to Limited Partners                (117,800)        (117,800)
      Interest in net (loss)                                (50,855)         (49,266)
      Distributions                                         (38,171)         (38,171)
                                                       ------------     ------------
                                                            (73,895)         (72,306)
                                                       ------------     ------------
   Class A Limited Partners:
      Capital contributions, net of organization and
         Offering costs of $2,010,082                    11,172,274       11,172,274
      Capital transfers from the General Partner            116,554          116,554
      Interest in net (loss)                             (5,045,762)      (4,888,448)
      Distributions                                      (4,766,766)      (4,766,766)
                                                       ------------     ------------
                                                          1,476,300        1,633,614
                                                       ------------     ------------
         TOTAL PARTNERS' CAPITAL                          1,402,405        1,561,308
                                                       ------------     ------------
         TOTAL LIABILITIES AND PARTNERS' CAPITAL       $  1,445,178     $  1,788,363
                                                       ============     ============

                 See notes to consolidated financial statements.

Note: The Condensed Balance Sheet at December 31, 2004, has been taken from the audited financial statements at such date.

                                     3 of 12

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)

                                                    Three Months Ended             Nine Months Ended
                                                       September 30,                 September 30,
                                                --------------------------    --------------------------
                                                    2005          2004           2005           2004
                                                ------------  ------------    -----------   ------------
Revenues:
    Interest and other income                   $     3,058    $    33,174    $    70,897    $    98,094
                                                -----------    -----------    -----------    -----------
                                                      3,058         33,174         70,897         98,094

Costs and Expenses:
    Selling and administrative expenses             (23,037)       (33,174)       (63,703)       (98,094)

Change in Estimate on:
    Subordinated Consulting Fee                          --             --        183,903             --
    Subordinated Note Receivable                         --             --       (350,000)            --
                                                -----------    -----------    -----------    -----------


        NET INCOME OPERATIONS                   $   (19,979)   $         0    $  (158,903)   $         0
                                                ===========    ===========    ===========    ===========


Summary of net income allocated to:
    General Partner                             $      (200)   $         0    $    (1,589)   $         0
    Limited Partners                                (19,779)             0       (157,314)             0
                                                -----------    -----------    -----------    -----------
                                                $   (19,979)   $         0    $  (158,903)   $         0
                                                ===========    ===========    ===========    ===========

Net income per $10 unit of L.P. Capital         $      0.02    $      0.00    $       .12    $      0.00
                                                ===========    ===========    ===========    ===========


Weighted average units issued and outstanding     1,306,890      1,306,890      1,306,890      1,306,890
                                                ===========    ===========    ===========    ===========

                                     4 of 12

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)


                                                    Nine Months Ended
                                                      September 30,
                                                  ---------------------
                                                    2005        2004

                                                  ---------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES         $  17,503   $  53,208
                                                  ---------   ---------

CASH PROVIDED IN FINANCING ACTIVITIES                     0           0
                                                  ---------   ---------

NET CASH PROVIDED IN FINANCING ACTIVITIES                 0           0
                                                  ---------   ---------

INCREASE IN CASH AND CASH EQUIVALENTS                17,503      53,208

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    427,675     348,296
                                                  ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 445,178   $ 401,504
                                                  =========   =========



                                     5 of 12

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            WHITEFORD PARTNERS, L.P.
                               September 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

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

The Partnership sold (the "Sale Transaction") substantially all of its assets on November 11, 2001 to Whiteford Food Products, Inc., a wholly owned subsidiary of JNR Corporation, an unaffiliated company. The purchase price was $7,950,000, including the assumption or payment of certain liabilities. The purchase price was paid $1,500,000 in cash and the issuance of a subordinated note (the "Subordinated Note") due June 30, 2007 in the principal amount of $1,350,000 (as adjusted) with the balance of the purchase price paid by the assumption of certain liabilities net of other assets. The Subordinated Note bears interest at 9.5% and is prepayable under certain conditions. Additionally, the principal balance of the Subordinated Note may be adjusted downward under certain conditions.

The Partnership has received accrued interest on the Subordinated Note through June 30, 2005 at the rate of 9.5% annually. No payments of interest accrued on the Subordinated Note subsequent to June 30, 2005 has been received. On August 3, 2005 the Partnership was advised that Whiteford Foods Products, Inc. noticed its employees of the possibility of the closure of the facility in Versailles, Ohio, due to losses at such facility. Furthermore, U.S. Bank, the lender to Whiteford Food Products, Inc. and Rochester Meat Company, a subordinated guarantor of the Subordinated Note, declared a default on loans to Whiteford Food Products, Inc. which resulted in the suspension of payments to the Partnership under the Subordinated Note. On September 26, 2005, the Partnership was advised that Whiteford Food Products, Inc. filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, due to losses arising from processing activities. The General Partner has assessed the financial impact of such matter on the financial condition of the Partnership and established a reserve in the amount of $350,000.

                                     6 of 12

In connection with the transaction with Whiteford Food Products, Inc., the Partnership was obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to a consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. agreed to: (i) a $50,000 payment made in January 2002, (ii) subordinate $300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and (iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is wholly owned by Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership. Based upon the General Partner's estimate of the value of Subordinated Note Receivable, the General Partner has revised its estimate of amounts due Greenaway Consultants Inc. to $0 and has reversed amounts previously accrued.

The Partnership records distributions of income and/or return to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determinations.

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

In the opinion of management, the unaudited information includes all adjustments (all of which are of a normal recurring nature) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at September 30, 2005 and the condensed consolidated results of its operations for the three months and nine months ending September 30, 2005 and 2004 and the condensed consolidated cash flows for the nine months ending September 30, 2005 and 2004. Operating results for the period ending September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2005.

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


                                     7 of 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership is including the following cautionary statement in this Report on Form 10Q to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Partnership. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risk and uncertainties, which could cause actual results to differ materially from those expressed in the forward-looking statements. The Partnership's expectations, beliefs and projections are expressed in good faith and are believed by the Partnership to have reasonable basis, including without limitation, Management's examination of historical operating trends, data contained in the Partnership's records, and other data available from third parties, but there can be no assurance that Management's expectations, beliefs, or projections would result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, important factors that, in the view of the Partnership, could cause actual results to differ materially from those discussed in the forward-looking statements include demand for Whiteford Food Products, Inc. and Rochester Meats (as the guarantor on the Subordinated Note) products, the ability of Whiteford Food Products and Rochester Meats to obtain widespread market acceptance of its products, the ability of Whiteford Food Products, Inc. and Rochester Meats to obtain acceptable forms and amounts of financing, competitive factors, regulatory approvals and developments, economic conditions, the impact of competition and pricing, and other factors affecting the Partnership, Whiteford Food Products, Inc. and Rochester Meats' business that is beyond the Partnership's control. Also, the realization of proceeds by Whiteford Food Products, Inc. from the sale of its assets and the distribution of such proceeds in connection with Whiteford Food Products, Inc. plan of reorganization under the protection of Chapter 11 of the U.S. Bankruptcy Code, may have a material impact on the proceeds received by the Partnership under the Subordinated Note Receivable. The Partnership has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

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

Results of Operations
---------------------

Three and Nine Months ended September 30, 2005 Compared to Three and Nine Months
--------------------------------------------------------------------------------
Ended September 30, 2004
------------------------

The Partnership sold substantially all of its operating assets on November 11, 2001. For the three and nine months ended September 30, 2005, the Partnership received net interest issued on the subordinated note and cash balances aggregating $3,058 and $70,897, respectively and incurred operating expenses of $23,037 and $63,703, respectively. Additionally, for the nine months ended September 30, 2005, the Partnership accrued a $350,000 reserve associated with a revision in its estimate for collectibility of the Subordinated Note and reversed a $183,903 accrual of subordinated consulting fees payable. Operating expenses include general and administrative expenses associated with audit fees, tax return preparation fees and transfer agent fees. The Partnership has discontinued, as of July 1, 2005, the accrual of interest income on the Subordinated Note Receivable as collectability is uncertain.

For the three and nine months ended September 30, 2004, the Partnership received interest income on the subordinated note receivable and cash investments aggregating $33,174 and $98,094, respectively and incurred operating expenses of $33,174 and $98,094, respectively. Such operating expenses include primarily general and administrative expenses associated with audit fees, tax return preparation fees and transfer agent fees and the accrual of subordinated consulting fees.

The net loss for the three and nine-month periods in 2005 were ($19,979) and ($158,903), respectively versus $0 and $0 for the three-month and nine-month periods in 2004, respectively.
                                     8 of 12

Liquidity and Capital Resources
-------------------------------

At September 30, 2005, the Partnership had working capital of $402,405 versus working capital of $395,211 at December 31, 2004. Subsequent to the sale of assets to Rochester Meats, the Partnership has no interest bearing debt outstanding.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market Risk
-----------

The default by Whiteford Food Products Inc. on its obligations to U.S. Bank as the result of its losses in the meat business and the filing for protection under Chapter 11 of the U.S. Bankruptcy Code presents a significant risk to the Partnership. Whiteford Food Products Inc. is primarily liable on the Subordinated Note receivable held by the Partnership.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, an evaluation was performed by the Chairman of the General Partner of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2005.

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

               None

Item 4. Submission of Matters to a Vote of Security Holders

               None

Item 5. Other Materially Important Events

On August 3, 2005, Whiteford Food Products, Inc. noticed its employees of the possibility of the closure of its facility in Versailles, Ohio, due to losses arising from the processing activities at that facility. U.S. Bank, the lender to Whiteford Food Products, Inc. and Rochester Meat Company, declared a default under the loans to Whiteford Food Products, Inc., which resulted in the suspension of payments to the Partnership. A default to U.S. Bank is a default under the Subordinated Note Receivable due to the Partnership. Whiteford Food Products Inc. filed for Chapter 11 protection in the U.S. Bankruptcy Court on September 26, 2005. As of September 30, 2005, the General Partner has assessed the financial impact of such matter on the financial condition of the Partnership and has established a reserve equal to $350,000 relating to collectibility of the Subordinated Note Receivable. The General Partner has ceased the accrual of interest income on the Subordinated Note as of July 1, 2005 due to the uncertainty associated with collectability. Additionally, the General Partner has reduced its estimate of amounts payable to Greenaway Consultants Inc. to zero as no amount would be payable if the collectibility of the Subordinated Note Receivable is so impaired.

Item 6.  Form 8Ks

A form 8K was filed on each of August 3, 2005 and September 26, 2005.

                                     9 of 12

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        WHITEFORD PARTNERS, L.P.


Date November 10, 2005                  By /s/ Kevin T. Gannon
                                           -------------------
                                           Kevin T. Gannon, Chairman, President,
                                           Chief Executive Officer and
                                           Chief Financial Officer of
                                           Gannon Group, Inc. its
                                           General Partner




                                    10 of 12