Form 10-K
period 2005-12-31
WHITEFORD PARTNERS L P
filed 2006-03-27
CIK 819215

--------------------------------------------------------------------------------

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal year ended December 31, 2005

                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number: 33-15962

                            WHITEFORD PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

          Delaware                                              76-0222842
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



Sebaly Shillito & Dyer                                           45423
----------------------------------------            ----------------------------
1900 Kettering Tower, Dayton, Ohio
(Address of principal executive offices)                      (Zip Code)

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  Yes [ ]   No   [X]
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
  Yes [ ]   No   [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ?

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
  Yes [ ]   No   [X]

     At March 15, 2004, 1,306,890 Class A units had been subscribed and issued.

--------------------------------------------------------------------------------

                                      INDEX


Item
 No.                            Description                                 Page
------      -----------------------------------------------------------     ----

            PART I

  1.        Business                                                          1

  1A.       Risk Factors                                                      3

  2.        Properties                                                        3

  3.        Legal Proceedings                                                 3

  4.        Submission of Matters to a Vote of Security Holders               3


            PART II

  5.        Market for Registrant's Common Equity and Related Stockholder
            Matters                                                           4

  6.        Selected Financial Data                                           4

  7.        Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             6

  7A.       Quantitative and Qualitative Disclosure About Market Risk         7

  8.        Financial Statements and Supplementary Data                       7

  9.        Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                              7


            PART III

 10.        Directors and Executive Officers of the Partnership               8

 11.        Executive Compensation                                            8

 12.        Security Ownership of Certain Beneficial Owners and Management    9

 13.        Certain Relationships and Related Transactions                    9


            PART IV

 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K   10

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

     The Partnership has received accrued interest on the Subordinated Note through June 30, 2005 at the rate of 9.5% annually. No payments of interest accrued on the Subordinated Note subsequent to June 30, 2005 have been received. On August 3, 2005 the Partnership was advised that Whiteford Foods Products, Inc. noticed its employees of the possibility of the closure of the facility in Versailles, Ohio, due to losses at such facility. Furthermore, U.S. Bank, the lender to Whiteford Food Products, Inc. and Rochester Meat Company, a subordinated guarantor of the Subordinated Note, declared a default on loans to Whiteford Food Products, Inc. which resulted in the suspension of payments to the Partnership under the Subordinated Note. On September 26, 2005, the Partnership was advised that Whiteford Food Products, Inc. filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, due to losses arising from processing activities. Whiteford Food Products, Inc. conducted an auction of equipment during December 2005 and filed a reorganization plan on January 24, 2006. Based on this, the General Partner has assessed the financial impact of such matters on the financial condition of the Partnership and established a reserve in the amount of $800,000 against the $1,350,000 owed to the Partnership and ceased the accrual of interest income on such note after June 30, 2005.

     In connection with the transaction with Whiteford Food Products, Inc., the Partnership was obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to a consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. agreed to: (i) a $50,000 payment made in January 2002, (ii) subordinate $300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and (iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is wholly owned by Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership. Based upon the General Partner's estimate of the value of the Subordinated Note Receivable, the General Partner has revised its estimate of amounts due Greenaway Consultants Inc. to $0 and has reversed amounts previously accrued.

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

     Whitefords had no sales of meat products in 2003, 2004 or 2005.

Marketing and Sales

     Whitefords had no sales of meat products in 2003, 2004 or 2005. Prior to the Sale Transaction, Whiteford's customers consisted primarily of fast food retail chains in addition to HRI (Hotel, Restaurant, Institutional) customers and food products distributors. Sales operations were conducted locally by sales representatives from the Versailles location and through unaffiliated food products distributors and food brokers. Prior to the Sale Transaction, all of Whiteford's sales were to customers in the United States and Canada.

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

     The Whiteford's operation at Versailles, Ohio employed 175 personnel at November 11, 2001, the date of the Sale Transaction and no employees as of December 31, 2004 or December 31, 2005. The General Partner believes there will be sufficient personnel available to adequately manage the Partnership's business affairs.

ITEM 1A.   RISK FACTORS

A.   ADMINISTRATIVE COSTS MAY EXCEED REVENUES

     The Partnership's assets consist of cash and cash equivalents aggregating $424,797 and a subordinated note receivable with a carrying value of $550,000. The cash and cash equivalent's balance earns a short term rate of interest of less than 5% while the subordinated note receivable is due from Whiteford Food Products, Inc., an entity which is presently operating under the protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The Partnership does not receive interest income on the subordinated note receivable at this time. Therefore, the administrative expenses associated with the continued operation of the Partnership are likely to exceed the interest income received by the Partnership.

B.   PROCEEDS FROM THE SUBORDINATED NOTE RECEIVABLE MAY BE REDUCED OR DELAYED

     Whiteford Food Products, Inc. is in the process of seeking the approval of a plan of reorganization which would result in the payment of approximately $550,000 to the Partnership for the subordinated note receivable by Whiteford Food Products, Inc. and affiliates during 2006. There can be no assurance that the plan of reorganization will be approved by the creditors of Whiteford Food Products, Inc. or that the amounts estimated as recoverable by the General Partner will be received by the Partnership without further delay.

ITEM 2.    PROPERTIES

Properties Utilized by the Partnership

     The Partnership's executive offices are those of the legal counsel to the Partnership, located at Sebaly Shillito & Dyer, 1900 Kettering Tower, Dayton, Ohio 45423. As of December 31, 2005 and December 31, 2004, the Partnership owns no operational facilities.

ITEM 3.    LEGAL PROCEEDINGS

     There are no other material pending or threatened legal proceedings involving the Partnership, known to either the Partnership or the General Partner.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Limited Partners of the Partnership during 2005.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Partnership's Limited Partnership Units.

     The following table sets forth the amounts and dates of distributions to holders of Limited Partnership Units in 1998 and 1999 and 2002. No distributions were issued during 2000, 2001, 2003, 2004 or 2005.

                                                           Amount Per Limited
        Date                 Aggregate Amount               Partnership Unit
        ----                 ----------------               ----------------
   February 25, 1998             $65,344.50                      $0.05
   May 29, 1998                   65,344.50                       0.05
   August 25, 1998                65,344.50                       0.05
   November 27, 1998              65,344.50                       0.05
   March 2, 1999                  65,344.50                       0.05
   May 31, 1999                   65,344.50                       0.05
   June 30, 2002                 980,167.50                       0.75

     The following table sets forth the approximate number of holders of record of the equity securities of the Partnership as of December 31, 2005:

          Title of Class                           Number of Record Holders
          --------------                           ------------------------

       Limited Partnership Units                            1,309

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

                                                                Year Ended December 31
                                      ==========================================================================
                                            2005           2004           2003           2002            2001
                                            ----           ----           ----           ----            ----
STATEMENT OF OPERATIONS DATA:
Revenues:
     Sale of meat products            $          0    $          0   $          0    $          0   $ 31,705,599
     Interest and other                     75,601         132,238        130,981         143,878        231,103
                                      ------------    ------------   ------------    ------------   ------------
          Total revenues                    75,601         132,238        130,981         143,878     31,936,702
     Cost of sales                               0               0              0               0     30,659,496
                                      ------------    ------------   ------------    ------------   ------------

Gross profit
     Meat products                               0               0              0               0      1,046,103
     Other                                  75,601         132,238        130,981         143,878        231,103
                                      ------------    ------------   ------------    ------------   ------------
          Total gross profit                75,601         132,238        130,981         143,878      1,277,206
                                      ------------    ------------   ------------    ------------   ------------

Selling and administrative expenses        112,395         132,238        145,009         129,022      1,436,690
Depreciation, amortization
     and interest                                0               0              0               0      1,474,437
Write-off of goodwill                            0               0              0               0      2,350,550
Loss on sale of assets                           0               0              0               0      1,972,651
Change in Estimate on
     Subordinated Consulting Fee          (183,903)              0              0               0              0
     Subordinated Note Receivable          800,000               0              0               0              0
                                      ------------    ------------   ------------    ------------   ------------
                                           728,492         132,238        145,009         129,022      7,234,328
                                      ------------    ------------   ------------    ------------   ------------
     Net (loss) income                $   (652,891)   $          0   $    (14,028)   $     14,856   $ (5,957,122)
                                      ============    ============   ============    ============   ============

(Loss) income per unit of
     Limited Partners' Capital        $       (.50)   $       0.00   $       (.01)   $       0.01   $      (4.51)
                                      ============    ============   ============    ============   ============

Weighted average units
     outstanding                         1,306,890       1,306,890      1,306,890       1,306,890      1,306,890
                                      ============    ============   ============    ============   ============

BALANCE SHEET DATA (DECEMBER 31):
     Working capital (net)            $    358,417    $    395,211   $    325,466    $    225,336   $  1,190,648
     Total assets                          974,797       1,788,363      1,708,984       1,610,512      2,686,919
     Long-term debt, less current
          maturities                             0         183,903        114,158               0              0
     Total partners' capital          $    908,417    $  1,561,308   $  1,561,308    $  1,575,336   $  2,540,648

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

Information Regarding and Factors Affecting Forward-Looking Statements:

     The Partnership is including the following cautionary statement in this Report on Form 10K to make applicable and take advantage of the safe harbor provision of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of the Partnership. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risk and uncertainties, which could cause actual results to differ materially from those expressed in the forward-looking statements. The Partnership's expectations, beliefs and projections are expressed in good faith and are believed by the Partnership to have reasonable basis, including without limitation, Management's examination of historical operating trends, data contained in the Partnership's records, and other data available from third parties, but there can be no assurance that Management's expectations, beliefs, or projections would result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, important factors that, in the view of the Partnership, could cause actual results to differ materially from those discussed in the forward-looking statements include demand for Rochester Meats (as the guarantor on the Subordinated Note) products, the ability of Rochester Meats to obtain widespread market acceptance of its products, the ability of Rochester Meats to obtain acceptable forms and amounts of financing, competitive factors, regulatory approvals and developments, economic conditions, the impact of competition and pricing, and other factors affecting the Partnership, Rochester Meats' business that is beyond the Partnership's control. Also, the realization of proceeds by Whiteford Food Products, Inc. from the sale of its assets and the distribution of such proceeds in connection with Whiteford Food Products, Inc. plan of reorganization under the protection of Chapter 11 of the U.S. Bankruptcy Code, may have a material impact on the proceeds received by the Partnership under the Subordinated Note Receivable. The Partnership has no obligation to update or revise these forward-looking statements to reflect the occurrence of future events or circumstances.

     The Partnership was organized as a Limited Partnership with a maximum operating life of twenty years ending 2007. The source of its capital has been from the sale of Class A, $10 Limited Partnership units in a public offering that terminated on November 10, 1989.

Results of Operations

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

     The Partnership sold substantially all of its assets on November 11, 2001, and as such, the results for the years ended December 31, 2005 and 2004, do not include the sale of meat products or the costs related thereto.

     For the year ended December 31, 2005, the Partnership received interest income on the subordinated note receivable, cash investments and other miscellaneous income aggregating $75,601. Also, during 2005, the Partnership incurred general and administrative expenses associated with the audit and tax return preparation, transfer agent fees, and other general and administrative expenses aggregating $112,395. Additionally, for the year ended December 31, 2005, the Partnership accrued an $800,000 reserve associated with a revision in its estimate for collectability of the Subordinated Note and reversed a $183,903 accrual of subordinated consulting fees payable (See note A to the Consolidated Financial Statements). Operating expenses include general and administrative expenses associated with audit fees, tax return preparation fees, legal fees and transfer agent fees. The Partnership has discontinued, as of July 1, 2005, the accrual of interest income on the Subordinated Note Receivable as collectability is uncertain.

     During the year ended December 31, 2004, the Partnership received interest income of $132,238 and incurred general and administrative expenses associated with the audit and tax return property, transfer agent fees, litigation expense and other administrative expense (including the Greenaway Consultant Fee earned of $69,745) aggregating $132,238.

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

Liquidity and Capital Resources

     At December 31, 2005, and December 31, 2004, the Partnership had a working capital position of $358,417 and $395,211, respectively. Working capital decreased due to expenses exceeding interest income.

     The Limited Partnership Agreement provides for the General Partner to receive an annual administrative fee. The fee is equal to 2% (adjusted for changes in the Consumer Price Index after 1989) of net business investment (defined as $8.50 multiplied by Partnership units outstanding). However, such amounts payable to the General Partner are limited to 10% of aggregate distributions to all Partners from "Cash Available for Distributions." As defined in the Limited Partnership Agreement, that portion of the management fee in excess of such 10% limitation is suspended, and future payment is contingent. The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $0 in 2005, $0 in 2004, $0 in 2003, $0 in 2002, $0 in 2001,
$0 in 2000, $13,069 in 1999, $26,138 in 1998, $13,069 in 1997, $-0- in 1996,
$10,455 in 1995, $13,069 in 1994, $2,614 in 1993, and $-0- in 1992. Suspended
fees during 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995,
1994, 1993 and 1992 respectively, are $300,000, $300,000, $300,000, $300,000,
$300,000, $300,000, $300,000, $300,000, $287,000, $274,000, $287,000, $300,000,
$290,000 and $222,000, respectively. The General Partner has agreed to subordinate payment of such fees to the distribution of $2.00 per unit to Limited Partners and the payment of deferred payments to Greenaway Consultants, Inc.

ITEM 7A.  QUANTATATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the normal operation, the Company has market risk exposure to interest rates on its cash investments of $424,797.

     At December 31, 2005, the Company had $1,350,000 in interest bearing investments, against which the Company has reserved $800,000 due to uncertainty of collection, that are subject to market risk exposure to change in interest rates. The Subordinated Note bears interest fixed at 9 1/2% for the life of the note that comes due June 30, 2007. However, since June 30, 2005, the Company has not accrued interest on the note. The remaining amount is subject to normal economic risk associated with fluctuating money markets as well as collection risk.

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

     Management assesses the internal control and disclosure control systems as being effective as they encompass material matters for the three months ended December 31, 2005. To the best of management's knowledge, there were no changes in the internal control and disclosure control systems during the quarter ended December 31, 2005, that would materially affect the control systems.

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

     Kevin T. Gannon, age 49, sole director, President and sole stockholder of Gannon Group, Inc.

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


ITEM 11.   EXECUTIVE COMPENSATION

Current Year Remuneration

     The Partnership has no officers or directors. Accordingly, no direct remuneration was paid to officers and directors of the Partnership for the year ended December 31, 2005 or 2004. Remuneration to the General Partner is pursuant to Article VI of the LIMITED PARTNERSHIP AGREEMENT (filed as Exhibit A to the Prospectus included in the Partnership's Registration Statement on Form S-1 [File No. 2-98273]) and incorporated herein by reference.

     Pursuant to Section 6.4(c) of the Limited Partnership Agreement, the General Partner is entitled to receive a management fee of approximately $300,000 for the calendar year 2005. However, Section 6.4(c)(v) limits all amounts payable to the General Partner pursuant to Section 6.4(c) to an amount which does not exceed 10% of aggregate distributions to Partners from "Cash Available for Distributions". Under the Limited Partnership Agreement, Cash Available for Distributions is comprised of cash funds from operations (after all expenses, debt repayments, capital improvements and replacements, but before depreciation) less amounts set aside for restoration or reserves. That portion of the management fee in excess of such 10% limitation is suspended, and future payment is delayed until such payment may be made without exceeding such limit. On dissolution of the Partnership, Section 15.3(a)(ii) of the Limited Partnership Agreement generally provides for the payment of creditors, and then pro rata payment to record holders for loans or other amounts owed to them by the Partnership, including without limitation any amounts owed to the General Partner pursuant to Section 6.4. Any amounts payable to the General Partner under Section 15.3(a)(ii) will be dependent upon the funds available for distribution on the dissolution of the Partnership.

     Section 6.4(e) of the Limited Partnership Agreement also provides the General Partner a subordinated special allocation equal to 15% of any gain on the sale of partnership assets or food businesses. Among other things, this special allocation is subordinated to payments to the limited partners for certain distributions. Any payment pursuant to Section 6.4(e) will be dependent upon the ultimate sale price of the Partnership's assets. The cumulative amount of annual management fees that have been suspended is $3,917,000.

Other Compensation Arrangements

     There is no plan provided for or contributed to by the Partnership or the General Partner that provides annuity, pension or retirement benefits for the General Partner or the officers and directors of the General Partner. There is no existing plan provided for or contributed to by the General Partner that provides annuity, pension or benefits for its officers or directors. There are no arrangements for remuneration covering services as a director between the Partnership and any director of the General Partner. No options to purchase any securities of the General Partner were granted or exercised during its fiscal year ended December 31, 2005 or December 31, 2004. No options were held to purchase securities of the Partnership as of December 31, 2005 or December 31, 2004, and as of the date hereof.

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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                     PART IV

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Ernst & Young LLP served as the independent registered public accounting firm for the Partnership for the year ending December 31, 2005. The following sets forth the fees for the Partnership for the year ended December 31, 2005 and 2004 provided by the Partnership accounting firm, Ernst & Young LLP.

                                        2005      2004
                                        ----      ----
                      Audit Fees      $20,000   $25,000
                      Tax Fees          6,000     6,000
                                      -------   -------
                      Total           $26,000   $31,000
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
                                                 By Gannon Group, Inc.
                                                 Its General Partner


Date: March 22, 2006                             /s/ Kevin T. Gannon
--------------------                             -------------------
                                                 Chief Executive Officer
                                                 And President


     Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


  Signatures                           Title                         Date
  ----------                           -----                         ----


                          Chief Executive officer, President,     March 22, 2006
/s/Kevin T. Gannon        Chairman of the Board and Sole
------------------        Director (Principal Executive Officer),
Gannon Kevin T.           Chief Financial Officer, and Chief
                          Accounting Officer

                           ANNUAL REPORT ON FORM 10-K

                                ITEM 8, ITEM 15

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 2005

                            WHITEFORD PARTNERS, L.P.

FORM 10-K - Item 8 and 15(a)

           The following financial statements of the Partnership are included as part of this report at Item 8:

(a)  1. Financial Statements


           Consolidated Balance Sheets - December 31, 2005 and 2004.

           Consolidated Statements of Operations - for the years ended December 31, 2005, 2004, and 2003.

           Consolidated Statements of Changes in Partners' Capital - for the years ended December 31, 2005, 2004, and 2003.

           Consolidated Statements of Cash Flows - for the years ended December 31, 2005, 2004, and 2003.

           Notes to Consolidated Financial Statements

           Report of Independent Auditors


(a) 2. See Index to Exhibits immediately following the financial statement schedules.

                            Whiteford Partners, L.P.
                           CONSOLIDATED BALANCE SHEETS

                                                                Year Ended December 31
                                                                ----------------------

ASSETS                                                            2005            2004
                                                             ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                 $    424,797    $    427,675
   Interest receivable                                                 --          10,688
                                                             ------------    ------------

             TOTAL CURRENT ASSETS                                 424,797         438,363

SUBORDINATED NOTE RECEIVABLE                                      550,000       1,350,000
                                                             ------------    ------------

             TOTAL ASSETS                                    $    974,797    $  1,788,363
                                                             ============    ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued expenses and other liabilities                    $     66,380    $     43,152
                                                             ------------    ------------

             TOTAL CURRENT LIABILITIES                             66,380          43,152
   Subordinated consulting fee payable                                  0         183,903

PARTNERS' CAPITAL:
   General Partner:
      Capital contributions                                       132,931         132,931
      Capital transfers to Limited Partners                      (117,800)       (117,800)
      Interest in net (loss)                                      (55,796)        (49,266)
      Distributions                                               (38,171)        (38,171)
                                                             ------------    ------------
                                                                  (78,836)        (72,306)
                                                             ------------    ------------
Class A Limited Partners:
   Capital contributions, net of organization and
       offering costs of $2,010,082                            11,172,274      11,172,274
   Capital transfers from the General Partner                     116,554         116,554
   Interest in net (loss)                                      (5,534,809)     (4,888,448)
   Distributions                                               (4,766,766)     (4,766,766)
                                                             ------------    ------------
                                                                  987,253       1,633,614
                                                             ------------    ------------
              TOTAL PARTNERS' CAPITAL                             908,417       1,561,308
                                                             ------------    ------------

                   TOTAL LIABILITIES AND PARTNERS' CAPITAL   $    974,797    $  1,788,363
                                                             ============    ============

                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31
                                                        -----------------------------------------

                                                             2005          2004           2003
                                                        -----------    -----------    -----------
REVENUE
     Interest and other                                 $    75,601    $   132,238    $   130,981
                                                        -----------    -----------    -----------
                                                             75,601        132,238        130,981

COST AND EXPENSES
     Selling and administrative                             112,395        132,238        145,009

     Change in Estimate on
       Subordinated Consulting Fee                         (183,903)             0              0
       Subordinated Note Receivable                         800,000              0              0
                                                        -----------    -----------    -----------
                                                            728,492        132,238        145,009
                                                        -----------    -----------    -----------
              NET (LOSS) INCOME                         ($  652,891)   $         0    $   (14,028)
                                                        ===========    ===========    ===========


Summary of net (loss) income allocated to:
     General Partner                                    ($    6,530)   $         0    $      (140)
     Class A Limited Partners                              (646,361)             0        (13,888)
                                                        -----------    -----------    -----------
                                                        ($  652,891)   $         0    $   (14,028)
                                                        ===========    ===========    ===========


Net (loss) income per unit of Limited Partner Capital   $      (.50)   $      0.00    $     (0.01)
                                                        ===========    ===========    ===========
Weighted average units issued and outstanding             1,306,890      1,306,890      1,306,890
                                                        ===========    ===========    ===========


                See notes to consolidated financial statements.

                                                                      Whiteford Partners, L.P.
                                                         Consolidated Statements of Changes in Partners' Capital

                                             General Partner                                    Class A Limited Partners
                          -----------------------------------------------------   --------------------------------------------------

                                                                                                  Capital
                                                          Interest                               Transfers   Interest
                                            Capital         in                                     from         in
                             Capital     Transfers to       Net                      Capital      General       Net
                          Contributions  Limited Partners  (Loss)  Distributions  Contributions   Partner     (Loss)   Distributions
                          -------------  ----------------  ------  -------------  -------------   -------     ------   -------------

Balance December 31, 2003     $132,931      ($117,800)   ($49,266)    ($38,171)    $11,172,274   $116,554  ($4,888,448)   $4,766,766
Net Income                                                      0                                                    0
                           ---------------------------------------------------------------------------------------------------------
Balance December 31, 2004      132,931       (117,800)    (49,266)     (38,171)     11,172,274    116,554   (4,888,448)  (4,766,766)
Net Income                                                 (6,530)                                            (646,361)
                           ---------------------------------------------------------------------------------------------------------
Balance December 31, 2005     $132,931      ($117,800)   ($55,796)    ($38,171)    $11,172,274   $116,554  ($5,534,809) ($4,766,766)
                           =========================================================================================================



                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                -----------------------------------------------------
                                                                        2005             2004               2003
                                                                -----------------------------------------------------
OPERATING ACTIVITIES:
   Net (loss) income                                                 $(652,891)      $        0           $ (14,028)
       Changes in operating assets and liabilities:
         Interest receivable                                            10,688                0                   0
         Accrued expenses and subordinated
             consulting fee payable                                   (160,675)          79,379             112,500
         Change in Estimate on Subordinated Note Receivable            800,000                0                   0
                                                                ----------------    -------------     ---------------

NET CASH (USED) PROVIDED BY OPERATING                                   (2,878)          79,379              98,472
  ACTIVITIES

 (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                         (2,878)          79,379              98,472
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                                427,675          348,296             249,824
                                                               ------------------   ------------     ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 424,797       $  427,675           $ 348,296
                                                               ===================  ============     ================



                 See notes to consolidated financial statements.

WHITEFORD PARTNERS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
--------------------------------------------------------------------------------
NOTE A - ORGANIZATION, BUSINESS AND ACQUISITIONS

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

     At December 31, 2005, and at December 31, 2004, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

     The Partnership has received accrued interest on the Subordinated Note through June 30, 2005 at the rate of 9.5% annually. No payments of interest accrued on the Subordinated Note subsequent to June 30, 2005 have been received. On August 3, 2005, the Partnership was advised that Whiteford Foods Products, Inc. noticed its employees of the possibility of the closure of the facility in Versailles, Ohio, due to losses at such facility. Furthermore, U.S. Bank, the lender to Whiteford Food Products, Inc. and Rochester Meat Company, a subordinated guarantor of the Subordinated Note, declared a default on loans to Whiteford Food Products, Inc. which resulted in the suspension of payments to the Partnership under the Subordinated Note. On September 26, 2005, the Partnership was advised that Whiteford Food Products, Inc. filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, due to losses arising from processing activities. Whiteford Food Products, Inc. conducted an auction of equipment during December 2005 and filed a reorganization plan on January 24, 2006. Based upon the above, the General Partner has assessed the financial impact of such matters on the financial condition of the Partnership and established a reserve in the amount of $800,000 against the $1,350,000 owed to the Partnership and ceased the accrual of interest income on such note as of June 30, 2005.

     In connection with the transaction with Whiteford Food Products, Inc., the Partnership was obligated to pay up to $500,000 to Greenaway Consultants, Inc. pursuant to a consulting agreement. Greenaway Consultants, Inc. acquired the right to such payment in connection with its provision of management services and financing to the Partnership. The Partnership and Greenaway Consultants, Inc. agreed to: (i) a $50,000 payment made in January 2002, (ii) subordinate $300,000 of such payment to the distribution by the Partnership of $2.00 per limited partner unit (an aggregate of $2,613,780) and (iii) forgive $150,000 of such payment. Greenaway Consultants, Inc. is wholly owned by Albert Greenaway. Neither Mr. Greenaway nor Greenaway Consultants, Inc. owns any interest in the general partner of the Partnership. Based upon the General Partner's estimate of the value of the Subordinated Note Receivable, the General Partner has revised its estimate of amounts due Greenaway Consultants Inc. to $0 and has reversed amounts previously accrued.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation. The consolidated financial statements include the Partnership and Whiteford's, from the date of acquisition (March 26, 1990). Significant intercompany account balances and transactions have been eliminated in consolidation.

     Property and Equipment. The Partnership owned no property or equipment during 2005 or 2004.

     Revenue Recognition. Revenue is generally recognized as interest is accrued.

     Expense Estimate. For the year ended December 31, 2005, the Partnership accrued an $800,000 reserve associated with a revision of its estimate of the collectability of a Subordinated Note Receivable. Additionally, the Partnership reversed a $183,903 accrual of subordinated consulting fees payable because such consulting fee was subordinated to a payment of distributions to limited partner's threshold which, in the General Partner's estimate, will not be met.

     Distributions. The Partnership records distributions of income and/or return of capital to the General Partner and Limited Partners when paid. Special transfers of equity, as determined by the General Partner, from the General Partner to the Limited Partners are recorded in the period of determination. Distributions of $0, $0 and $0 to Limited Partners were recorded in 2005, 2004 and 2003, respectively.

     Income Taxes. The Partnership files an information tax return. The items of income and expense are allocated to the partners pursuant to the terms of the Partnership Agreement. Income taxes applicable to the Partnership's results of operations are the responsibility of the individual partners and have not been provided for in the accounts of the Partnership.

     Cash, Cash Equivalents and Cash Flows. Cash and cash equivalent amounts approximate fair value. For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Total interest paid was $0, $0, and $0, for 2005, 2004 and 2003, respectively.

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

     Use of Estimates. The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those results.

     Fair Value. The fair value of the subordinated note receivable as determined by similar instruments in the marketplace is estimated at $550,000, after considering the estimated realizable value.

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

     The Administrative Management Fees paid to the General Partner and recorded by the Partnership were $0 in 2005, $0 in 2004 and $0 in 2003. Suspended fees as of December 31, 2005, for which no accrual had been recorded, total $3,917,000 ($3,617,000 as of December 31, 2004). This only becomes an obligation of the Partnership upon a change of control or sale of substantially all of the assets of the Partnership. The Partnership also has a service agreement with Greenaway Consultant, Inc. ("GCI"), which provides for the former principal owner of Whiteford's to provide consulting services to the Partnership. The agreement was extended for five years expiring December 31, 2001, and provides minimum consulting fees of approximately $250,000 per annum. During 2000, 1999 and 1998 the minimum was paid. GCI was due a payment of $500,000 upon a sale of substantially all of the assets of the Partnership. However, GCI and the Partnership modified such agreement at the time of the Sale Transaction to provide for a payment of $50,000 in January 2002 and the payment of up to $300,000, subordinated to total distributions of $2 per unit to limited partner investors. The remaining balance due under such agreement ($150,000) was forgiven. The Partnership estimates that no amounts will be payable to GCI.

NOTE D - LONG TERM DEBT

     The Partnership had no long-term debt outstanding as of December 31, 2005 or 2004.
     No interest was paid in 2005, 2004 or 2003.

NOTE E - LEASES

     Lease Commitments.  The Partnership has no lease commitments.

NOTE F - MAJOR CUSTOMERS

     Prior to the Sale Transaction, Whiteford's facility, located in Versailles, Ohio, operated as a further processor and distributor of beef products to fast food restaurants and regional chains and food distribution in the Midwest of the United States. Whiteford's principal products were fresh frozen hamburger patties; precooked and uncooked ground beef taco meat and roast beef, marinated beef entrees; and other items processed to the customers' specifications. No sales of meat products were made by the partnership in 2005, 2004 or 2003.


NOTE I - QUARTERLY DATA (UNAUDITED)

                                                               2005 Quarters
                         ---------------------------------------------------------------------------------------- ------------------
                                First                 Second                 Third                 Fourth                  Total
                         --------------------- ---------------------- --------------------- --------------------- ------------------
Sales                             $0                      $0                    $0                   $0                        $0
Gross profit                       0                       0                     0                    0                         0
Net income (loss)                  0                (138,924)              (19,979)            (443,988)                 (652,891)
Income (loss) per
   unit of Limited
   Partners' Capital              $0                  $(0.11)                $(.02)               $(.38)                   $(0.50)
Weighted average
   units outstanding       1,306,890               1,306,890             1,306,890            1,306,890                 1,306,890


                                                               2004 Quarters
                         --------------------- ---------------------- --------------------- --------------------- ------------------
                                First                 Second                 Third                 Fourth                  Total
                         --------------------- ---------------------- --------------------- --------------------- ------------------
Sales                             $0                      $0                    $0                   $0                        $0
Gross profit                       0                       0                     0                    0                         0
Net income (loss)                  0                       0                     0                    0                         0
Income (loss) per
   unit of Limited
   Partners' Capital           $0.00                   $0.00                 $0.00                $0.00                     $0.00
Weighted average units
   outstanding             1,306,890               1,306,890             1,306,890            1,306,890                 1,306,890

             Report of Independent Registered Public Accounting Firm

Limited and General Partners
Whiteford Partners, L.P.

We have audited the accompanying consolidated balance sheets of Whiteford Partners, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Whiteford Partners, L.P. and subsidiary at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & YOUNG LLP
Dayton, Ohio
March 20, 2006

                           INDEX TO ATTACHED EXHIBITS

Exhibit
-------
        ------------------------------------------------------------------------

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