Form 10-Q
period 2006-03-31
WHITEFORD PARTNERS L P
filed 2006-05-02
CIK 819215

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                             Sebaly Shillito & Dyer
                    1900 Kettering Tower, Dayton, Ohio 45423
                    (Address of principal executive offices)
                                   (Zip Code)

                                  303-705-6199
              (Registrant's telephone number, including area code)


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

Indicate by checkmark whether the registrant is a large accelerated filer or a non-accelerated filer.
Large accelerated filer       Accelerated filer       Non-Accelerated filer   X
                                                                             ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Units Outstanding at May 2,2006
-------------------------------------
Limited Partnership Class A $10 Units                      1,306,890


                         This document contains 12 pages

                            WHITEFORD PARTNERS, L.P.

                               INDEX TO FORM 10-Q
                   THREE MONTHS ENDED MARCH 31, 2006 and 2005
--------------------------------------------------------------------------------


                                                                     Page Number

Part I.  FINANCIAL INFORMATION

        Item 1.Financial Statements


           Condensed Consolidated Balance Sheets as of March 31, 2006
               (Unaudited) and December 31, 2005 .............................3



           Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (Unaudited)...............4



           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited)...............5


           Notes to Condensed Consolidated Financial Statements (Unaudited)...6


        Item 2.Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................8

        Item 3.  Quantitative and Qualitative Disclosure About Market Risk ...9

        Item 4.  Control and Procedures ......................................9



PART II.  OTHER INFORMATION...................................................9

        Item 1.  Legal Proceedings ...........................................9

             Item 1a   Risk Factors...........................................9

        Item 6.  Exhibits and Reports on Form 8K .............................9



                                    2 of 12

                            Whiteford Partners, L.P.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31, 2006       December 31, 2005
                                                        --------------       -----------------
                                                           Unaudited
   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                            $    391,247           $    424,797

                                                        ------------           ------------

             TOTAL CURRENT ASSETS                            391,247                424,797

SUBORDINATED NOTE RECEIVABLE                                 550,000                550,000
                                                        ------------           ------------

             TOTAL ASSETS                               $    941,247           $    974,797
                                                        ============           ============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accrued expenses and other liabilities               $    130,749           $     66,380
                                                        ------------           ------------

             TOTAL CURRENT LIABILITIES                       130,749                 66,380

PARTNERS' CAPITAL:
   General Partner:
      Capital contributions                                  132,931                132,931
      Capital transfers to Limited Partners                 (117,800)              (117,800)
      Interest in net (loss)                                 (56,775)               (55,796)
      Distributions                                          (38,171)               (38,171)
                                                        ------------           ------------
                                                             (79,815)               (78,836)
                                                        ------------           ------------
Class A Limited Partners:
   Capital contributions, net of organization and
       offering costs of $2,010,082                       11,172,274             11,172,274
   Capital transfers from the General Partner                116,554                116,554
   Interest in net (loss)                                 (5,631,749)            (5,534,809)
   Distributions                                          (4,766,766)            (4,766,766)
                                                        ------------           ------------
                                                             890,313                987,253
                                                        ------------           ------------
              TOTAL PARTNERS' CAPITAL                        810,498                908,417
                                                        ------------           ------------

              TOTAL LIABILITIES AND PARTNERS' CAPITAL   $    941,247           $    974,797
                                                        ============           ============

                 See notes to consolidated financial statements.
Note: The Condensed Balance Sheet at December 31, 2005, has been taken from the audited financial statements at such date.

                                    3 OF 12

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                     Three Months Ended
                                                          March 31,
                                             ----------------------------------
                                                 2006                   2005
                                                 ----                   ----


Revenue
    Interest and other income                $     4,177                 33,438
                                             -----------            -----------
                                                   4,177                 33,438

Costs and Expenses
    General and administrative expenses          102,096                 33,438
                                             -----------            -----------

        NET LOSS                             $   (97,919)           $         0
                                             ===========            ===========

Summary of net loss allocated to
    General Partner                          $      (979)           $         0
    Limited Partners                             (96,940)                     0
                                             -----------            -----------
                                             $   (97,919)           $         0
                                             ===========            ===========

Net Loss per $10 unit of L.P. Capital        $     (0.07)           $      0.00
                                             ===========            ===========

Average units issued and outstanding         $ 1,306,890              1,306,890
                                             ===========            ===========



                                    4 OF 12

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            WHITEFORD PARTNERS, L.P.
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                         Three Months Ended
                                                              March 31,
                                                     --------------------------

                                                        2005            2006
                                                     --------------------------

NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES     $ (33,550)      $  (5,118)
                                                     ---------       ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (33,550)         (5,118)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       424,797         427,675
                                                     ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 391,247       $ 422,557
                                                     =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                     $       0       $       0
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

          At March 31, 2006 and at December 31, 2005, the Partnership had 1,306,890 Class A limited partnership units issued and outstanding.

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

         The Partnership has received accrued interest on the Subordinated Note through June 30, 2005 at the rate of 9.5% annually. No payments of interest accrued on the Subordinated Note subsequent to June 30, 2005 have been received. On August 3, 2005, the Partnership was advised that Whiteford Foods Products, Inc. noticed its employees of the possibility of the closure of the facility in Versailles, Ohio, due to losses at such facility. Furthermore, U.S. Bank, the lender to Whiteford Food Products, Inc. and Rochester Meat Company, a subordinated guarantor of the Subordinated Note, declared a default on loans to Whiteford Food Products, Inc. which resulted in the suspension of payments to the Partnership under the Subordinated Note. On September 26, 2005, the Partnership was advised that Whiteford Food Products, Inc. filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code, due to losses arising from processing activities. Whiteford Food Products, Inc. conducted an auction of equipment during December 2005 and filed a reorganization plan (the "Plan") on January 24, 2006, which was approved and confirmed in April 2006. Based upon the above, the General Partner has assessed the financial impact of such matters on the financial condition of the Partnership and established a reserve in the amount of $800,000 against the $1,350,000 owed to the Partnership and ceased the accrual of interest income on such note as of June 30, 2005. The General Partner anticipates that the Partnership will receive $550,000 during the second or third quarter of 2006 from Whiteford Food Products, Inc. and its affiliates pursuant to the Plan.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore do not include all information and footnotes for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. While the Partnership believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and notes included in the Partnership's most recent annual report for the year ended December 31, 2005. A summary of the Partnership's significant accounting policies is presented on page F-5 of the Partnership's most recent annual report. There have been no material changes in the accounting policies followed by the Partnership during 2006.

         In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (all of which are of a normal recurring nature) which are necessary for a fair presentation of the condensed consolidated financial position of the Partnership at March 31, 2006 and the condensed consolidated results of its operations for the three months ending March 31, 2006 and 2005 and the condensed consolidated cash flows for the three months ending March 31, 2006 and 2005. Operating results for the period ending March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2006.


                                    7 OF 12

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

Results of Operations
---------------------

Three Months ended March 31, 2006 Compared to Three Months ended March 31, 2005
-------------------------------------------------------------------------------

        The Partnership sold substantially all of its operating assets on November 11, 2001. For the three months ended March 31, 2006, the Partnership received interest on cash balances aggregating $4,177 and incurred and accrued expenses of $102,096 including estimated expenses associated with the wind-down of the Partnership during 2006. Such expenses include general and administrative expenses, legal fees, tax return preparation fees, accounting fees, transfer agent fees, storage fees and other expenses. The Partnership expects to pay a liquidating distribution of approximately $.68 per unit during the second or third quarter of 2006 from the proceeds of the subordinated note and other cash balances.

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

                                    8 of 12

Liquidity and Capital Resources
-------------------------------

        At March 31, 2006, the Partnership had working capital of $260,498 versus working capital of $358,417 at December 31, 2005. Subsequent to the sale of assets to Rochester Meats, the Partnership has no interest bearing debt outstanding.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the normal operation, the Company has market risk exposure to interest rates on its cash investments of $391,247.

     At March 31, 2006, the Company had $1,350,000 in interest bearing investments, against which the Company has reserved $800,000 due to uncertainty of collection, that are subject to market risk exposure to change in interest rates. The Subordinated Note bears interest fixed at 9 1/2% for the life of the note that comes due June 30, 2007. However, since June 30, 2005, the Company has not accrued interest on the note. The remaining amount is subject to normal economic risk associated with fluctuating money markets as well as collection risk.

Item 4.  CONTROLS AND PROCEDURES

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

        Management assesses the internal control and disclosure control systems as being effective as they encompass material matters for the three months ended March 31, 2006. To the best of management's knowledge, there were no changes in the internal control and disclosure control systems during the quarter ended March 31, 2006, that would materially affect the control systems.

PART II.  OTHER INFORMATION

Item 1. Legal Proceeding

      There are no other material pending or threatened legal proceedings involving the Partnership, known to either the Partnership or the General Partner.

Item 1a. Risk Factors

           There has been no change in our risk factors that appear in Item 1a of our Form 10K on page 3.

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




                                    9 fo 12

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     WHITEFORD PARTNERS, L.P.


Date  May 2, 2006

                                     Kevin T. Gannon, President
                                     Chief Executive Officer
                                     Chief Financial Officer
                                     Gannon Group, Inc.
                                     General Partner






                                    10 of 12